Form 10-Q
period 1994-06-30
NELSON THOMAS INC
filed 1994-08-15
CIK 71023

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


                                (Mark One)
           [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended June 30, 1994

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 0-4095



                           THOMAS NELSON, INC.

          (Exact name of Registrant as specified in its charter)



         Tennessee                                  62-0679364
    (State or other jurisdiction of    (I.R.S. Employer Identification Number)
    incorporation or organization)


    Nelson Place at Elm Hill Pike, Nashville, Tennessee    37214-1000
    (Address of principal Executive offices)               (Zip Code)

    Registrant's telephone number, including area code: 615-889-9000


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes X  No

         At August 4, 1994, the Registrant had outstanding 9,891,233 shares of Common Stock and 799,933 shares of Class B Common
    Stock.



                                Part I

Item 1.  Financial Statements


                                               CONSOLIDATED BALANCE SHEETS
                                                  (Dollars in thousands)
                                                                  June 30,          March 31,         June 30,
                                                                    1994              1994              1993
                                                                  --------          ---------         --------
                                                                 (Unaudited)                         (Unaudited)




     ASSETS
      CURRENT ASSETS
       Cash and cash equivalents                                     $1,932              $788             $1,818
       Investments
        Accounts receivable, less allowances of
           $7,606, $8,345 and $9,478, respectively                   56,177            58,038             44,407
        Inventories                                                  70,052            66,994             59,461
        Prepaid expenses                                             14,076            11,400             11,678
        Deferred tax asset                                           12,673            12,673              5,482
                                                                    -------           -------            -------
         Total Current Assets                                       154,910           149,893            122,846


         PROPERTY, PLANT AND EQUIPMENT                               26,550            26,179             25,553
            Less accumulated depreciation                           (9,174)           (8,820)            (7,294)
                                                                     -------           -------            -------
                                                                     17,376            17,359             18,259

         OTHER ASSETS                                                14,927            12,054              9,346
         DEFERRED CHARGES                                             4,009             4,179              4,872
         GOODWILL, less accumulated amortization
           of $1,307, $1,087 and $643, respectively                  32,013            32,278             39,077
                                                                     ------            ------             ------

     TOTAL ASSETS                                                  $223,235          $215,763           $194,400
                                                                   ========          ========           ========


     LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES
             Accounts payable                                       $19,131           $20,798            $16,249
             Income taxes currently payable                          17,034            18,618             15,753
             Dividends payable                                          428               428                423
             Accrued expenses                                             0             4,471                 41
             Current portion of long-term debt                          845               878                503
             Current portion of capital
                lease obligation                                        736               723              1,333
                                                                    -------           -------             ------
         Total Current Liabilities                                   38,174            45,916             34,302


         LONG-TERM DEBT                                             118,884           102,618             98,847
         CAPITAL LEASE OBLIGATION                                       671               861                877
         DEFERRED TAX LIABILITY                                         768               768              1,065
         OTHER LIABILITIES                                            2,760             2,875              5,117
         SHAREHOLDERS' EQUITY

             Preferred stock, $1.00 par value, authorized
               1,000,000 shares; none issued                              0                 0                  0
             Common stock, $1.00 par value, authorized
               20,000,000 shares; issued 9,891,233,
               9,891,233 and 9,879,493 shares, respectively           9,891             9,891              9,880
             Class B common stock, $1.00 par value,
               authorized 5,000,000 shares: issued 799,933,
               799,933 and 802,685 shares, respectively                 800               800                802
             Additional paid-in capital                              20,982            20,982             20,642
             Retained earnings                                       29,704            30,651             22,425
             Foreign currency translation adjustments                   601               401                443
                                                                   --------          --------           --------
         Total Shareholders' Equity                                  61,978            62,725             54,192
                                                                   --------          --------           --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $223,235          $215,763           $194,400
                                                                   ========          ========           ========


     See Accompanying Notes





                             THOMAS NELSON, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Dollars in thousands, except per share data)



                                                        Three Months Ended
                                                             June 30,

                                                         1994              1993
                                                     ----------        ----------
                                                     (Unaudited)       (Unaudited)



     NET REVENUES                                        $49,103          $44,839

     COST AND EXPENSES:

         Cost of goods sold                               25,274           22,957
         Selling, general and
           administrative                                 22,382           21,445
         Amortization of goodwill and
           non-compete agreements                            440              457
                                                          ------           ------
                                                          48,096           44,859
                                                          ------           ------

     OPERATING INCOME (LOSS)                               1,007             (20)

     Other (income) expense                                 (46)               31
     Interest expense                                      1,917            1,698
                                                          ------            ------

     Loss before income taxes                               (864)          (1,749)
     Provision for income taxes                             (320)            (584)
                                                          -------           ------

     Loss before cumulative effect
       of change in accounting principle                    (544)          (1,165)


     Cumulative effect of change in accounting
       principle for income taxes                              0               336

                                                           ------           ------
     NET LOSS                                              ($544)           ($829)
                                                           ======           ======


     Weighted average
       number of shares outstanding                       10,691            10,682


     NET LOSS PER SHARE:
       Before cumulative effect of change
        in accounting principle                           ($0.05)           ($.011)
       Cumulative effect of change in
         accounting principle                                   0              0.03
                                                          -------           -------


       Net loss per share                                 ($0.05)           ($0.08)
                                                          =======           =======

       DIVEDENDS DECLARED PER SHARE                       $0.04              $0.04
                                                          =======            ======


     See Accompanying Notes



                                      THOMAS NELSON, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in thousands)


                                                                                 Three Months Ended
                                                                                       June 30,

                                                                             1994                 1993
                                                                         -----------          -----------
                                                                         (Unaudited)          (Unaudited)



     Cash Flows From Operating Activities:
         Net Loss                                                               ($544)                ($829)
         Adjustments to reconcile net income to net cash
           provided by (used in) operations:
            Depreciation and amortization                                        1,545                 1,347
            Change in assets and liabilities,
              net of acquisition:
              Accounts receivable, net                                           2,361                 6,967
              Inventories                                                      (2,759)               (4,080)
              Prepaid expenses                                                 (2,627)               (1,737)
              Accounts payable and accrued expenses                            (3,941)               (4,717)
              Income taxes currently payable
                and deferred                                                   (4,506)               (1,097)
                                                                               -------               -------

    Net Cash Used In Operating Activities                                     (10,471)               (4,146)
                                                                               --------              -------

     Cash Flows From Investing Activities:
         Capital expenditures                                                    (488)                   (136)
         Purchase of net assets of acquired company - net of cash                (187)                       0
         Changes in other assets and deferred charges                          (3,333)                   (203)
                                                                               -------                  ------
     Net Cash Used In Investing Activities                                     (4,008)                   (339)
                                                                               -------                  ------
     Cash Flows From Financing Activities:
         Borrowings under line of credit                                        16,266                   5,880
         Payments under capital lease obligation                                 (176)                    (97)
         Dividends paid                                                          (428)                   (423)
         Changes in other liabilities                                            (239)                   (100)
         Proceeds from issuance of common stock                                      0                     388
         Common stock retired                                                        0                   (108)
                                                                                -------                ---------
     Net Cash Provided by Financing Activities                                  15,423                   5,540
                                                                                -------                ---------


     Effect of Translation Rate Changes                                            200                     (37)
                                                                                -------                ---------
     Net Increase in Cash and Cash Equivalents                                   1,144                    1,018



     Cash and Cash Equivalents at Beginning of Period                               788                     800
                                                                                 ------                  ------
     Cash and Cash Equivalents at End of Period                                  $1,932                  $1,818
                                                                                 ======                  ======

     Supplemental Disclosures of Non-cash Investing and
         Financing Activities:
           Dividends accrued and unpaid                                          $428                  $423


     See Accompanying Notes



                   THOMAS NELSON, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




    (A) - Basis of Presentation

         The accompanying unaudited consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 1994.

         The balance sheet and related information in these notes as of March 31, 1994, have been taken from the audited consolidated financial statements as of that date. Certain reclassifications have been made to conform presentation of the fiscal 1994 Financial Statements with reclassifications made in fiscal 1995.

         In March 1994, PPC, Inc. (Pretty Paper Company) became a wholly-owned subsidiary of the Company through a pooling of interests transaction, and accordingly financial statements have been restated to include the accounts and operations of Pretty Paper Company for all periods prior to the combination.

    (B) - Inventories

 Components of inventories consisted of the following (in thousands):

                                                      June 30,  March 31,   June 30,
                                                        1994       1994      1993
                                                      --------  ---------   --------
                   Finished goods                     $61,899   $58,463      $53,632
                   Raw materials and work in process    8,153     8,531        5,829
                                                      -------   -------      -------
                                                      $70,052   $66,994      $59,461
                                                      =======   =======      =======

    (C) - Prepaid Expenses

  Components of prepaid expenses consisted of the following (in thousands):

                                                           June 30,  March 31  June 30,
                                                             1994      1994      1993
                                                           --------  --------  --------

                   Direct marketing costs                   $ 3,227  $ 3,320   $ 2,156
                   Royalty advances & production costs        9,427    7,096     7,761
                   Other                                      1,422      984     1,761
                                                           --------   -------  --------

                                                            $14,076  $11,400   $11,678
                                                            =======  =======   =======


   (D) - Other Assets

         Components of other assets consisted of the following (in thousands):

                                                                     June 30,       March 31,      June 30,
                                                                      1994            1994            1993
                                                                     --------       ---------      --------
                   Prepaid royalties                                 $  9,152       $  6,200       $ 4,114
                   Copyright production masters,
                     net of accumulated amortization of
                     $880, $789 and $397, respectively                  1,121          1,209           903
                   Non-compete agreements,
                     net of accumulated amortization of
                     $1,437, $1,214 and $590, respectively              3,266          3,489         3,480
                   Other                                                1,388          1,156           849

                                                                    ----------      --------        -------
                                                                      $14,927        $12,054        $9,346
                                                                    =========       =========       =======

    (E) - Accrued Expenses

 Components of accrued expenses consisted of the following (in thousands):

                                                  June 30, March 31,  June 30,
                                                   1994      1994      1993
                                                  -------  ---------  --------

                   Accrued interest              $     197 $     969  $     165
                   Accrued royalties                 9,658     9,980      9,198
                   Accrued payroll                   1,918     3,043      3,044
                   Contractual commitments           1,621     1,626        135
                   Prepaid subscriptions               669       699        731
                   Other                             3,006     2,301      2,480
                                                 --------- ---------  ---------
                                                 $  17,069 $  18,618  $  15,753
                                                 ========= =========  =========

    (F) - Cash Dividend

      On May 24, 1994, the Company's directors declared a cash dividend of $.04 per share. The dividend is payable on August 15, 1994, to shareholders of record on August 1, 1994.



    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

    OVERVIEW

         The following table sets forth certain selected statements of income data expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                       Three Months Ended
                                             June 30,
                                       ----------------------         Increase
                                          1994           1993        (Decrease)
                                          ----           ----        ----------

          Net revenues                  100.0%         100.0%              9.5%

         Cost of goods sold               51.5           51.2             10.1%
         Selling, general and
           administrative expenses        45.5           47.8              4.4%
         Amortization of goodwill
           & non-compete agreements        .9             1.0            (3.7%)
                                         ----           -------          -------
                                         97.9           100.0              7.2%

         Operating income (loss)          2.1             0.0                -
         Loss before income taxes       (1.8)           (3.9)             50.6%
         Loss before cumulative effect
           of accounting change         (1.1)           (2.6)             53.3%
         Net loss                       (1.1)           (1.8)             34.3%

    The Company's quarterly operating results may fluctuate significantly due to the seasonality of new product introductions, the timing of selling and marketing expenses, and changes in sales and product mixes. In addition, the Company's net revenues normally fluctuate seasonally, with net revenues in the second and third fiscal quarters historically being greater than those in the first and fourth fiscal quarters. This seasonality is the result of increased consumer purchases of the Company's products during the traditional year-end holidays.






    Results of Operations

         Net revenues increased by $4.3 million or 10% for the first quarter of fiscal 1995 when compared to the previous year. The increase was due to volume increases arising from the introduction of new book, gift, Bible and music products. Price increases did not have a material effect.

         The Company's cost of sales increased by $2.3 million or 10% over the first quarter of fiscal 1994, and as a percentage of net revenues increased from the previous year's 51.2% to 51.5%. The increase in cost of sales, as a percentage of net revenues, was the result of changes in the mix of products and market channels. Generally, books, music and gift product lines have greater gross margins than Bible products. Direct marketing revenues, a growing segment of the Company's business, have greater gross margins than sales to retail stores and mass merchandisers.

         Selling, general and administrative expenses increased over the previous fiscal year quarter by $0.9 million or 4%. These expenses as a percentage of net revenues decreased for the three months compared to the previous year from 47.8% to 45.5%, primarily due to the decreases in advertising, salaries and benefits. The decrease in salaries and benefits relates to synergies realized from the consolidation of certain operational areas.

         Amortization of goodwill and non-compete agreements decreased 4% over the prior year due to purchase price adjustments relating to the acquisition of Word, Incorporated.

         Interest expense increased 13% over the prior year due to increased borrowings used for working capital needs.

    Liquidity and Capital Resources

         The primary sources of liquidity to meet the Company's future obligations and working capital needs are the cash generated by its operations, collections of its accounts receivable, and the credit available, pursuant to its $80 million credit facilities, that may be used for working capital requirements and other business purposes. At June 30, 1994, the Company had approximately $23.2 million available in long-term credit under its credit facilities.

         During the three months ended June 30, 1994, capital expenditures totaled approximately $490,000. The Company has no other plans that will require significant capital expenditures for fiscal year ending March 31, 1995.



                                 PART II

    Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits required by Item 601 of Regulations S-K - none

        (b) No Form 8-K was filed by the Company during the three months ended June 30, 1994.


                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Thomas Nelson, Inc.
                                         (Registrant)


    August 12, 1994                       BY /s/ Joe L. Powers
                                             -----------------
                                             Joe L. Powers
                                             Vice President, Secretary
                                             Chief Accounting Officer