Form 10-Q
period 1994-09-30
NELSON THOMAS INC
filed 1994-11-14
CIK 71023

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC  20549


                                       (Mark One)
                  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended September 30, 1994

            [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                             Commission file number 0-4095


                                THOMAS NELSON, INC.

                 (Exact name of Registrant as specified in its charter)


           Tennessee                                           62-0679364
     (State or other jurisdiction of           (I.R.S. Employer Identification
     incorporation or organization)                              number)


     Nelson Place at Elm Hill Pike, Nashville, Tennessee           37214-1000
        (Address of principal executive offices)                   (Zip Code)


          Registrant's telephone number, including area code:  (615) 889-9000


    Indicate by check mark whether the Registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange Act of
1934  during the  preceding 12  months (or  for such  shorter period  that the
Registrant was  required to file  such reports), and  (2) has been  subject to such filing requirements for the past 90 days.
   Yes  X   No

      At November 9, 1994, the Registrant had outstanding 9,897,933 shares of Common Stock and 795,233 shares of Class B Common Stock.


                                     Part I
 Item 1. Financial Statements
                      THOMAS NELSON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                       September 30,  March 31,  September 30,
                                           1994         1994        1993
                                       -----------   ----------   -----------
                                       (Unaudited)                (Unaudited)
 ASSETS
   CURRENT ASSETS
     Cash and cash equivalents         $    1,165    $      788   $    1,244
     Accounts receivable, less
       allowances of
       $8,987, $8,345 and
       $10,555 respectively                76,722        58,038       69,966
     Inventories                           67,041        66,994       60,389
     Prepaid expenses                      17,812        11,400       11,444
     Deferred tax asset                    12,673        12,673        4,703
                                       -----------   -----------  -----------
        Total Current Assets              175,413       149,893      147,746

 PROPERTY, PLANT AND EQUIPMENT             27,092        26,179       23,703
   Less accumulated depreciation        (   9,926)    (   8,820)   (   7,673)
                                       -----------   -----------  -----------
                                           17,166        17,359       16,030






 OTHER ASSETS                              13,934        12,054       11,430
 DEFERRED CHARGES                           4,662         4,179        4,508
 GOODWILL                                  31,819        32,278       39,840
                                       -----------   -----------  -----------
 TOTAL ASSETS                          $  242,994    $  215,763   $  219,554
                                       ===========   ===========  ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable                  $   24,520    $   20,798   $   21,278
     Accrued expenses                      20,402        18,618       21,816
     Dividends payable                        428           428          423
     Income taxes currently payable         3,314         4,471        1,784
     Current portion of long-term debt        887           878        2,099
     Current portion of capital
        lease obligation                      751           723          416
                                         ---------   -----------  -----------
     Total Current Liabilities             50,302        45,916       47,816

   LONG-TERM DEBT                         122,773       102,618      106,622
   CAPITAL LEASE OBLIGATION                   478           861          770
   DEFERRED TAX LIABILITY                     768           768        1,065
   OTHER LIABILITIES                        1,486         2,875        4,923
   SHAREHOLDERS' EQUITY
      Preferred stock, $1.00 par value,
        authorized 1,000,000 shares; none
        issued                                 -             -            -
      Common stock, $1.00 par value,
        authorized 20,000,000 shares;
        issued 9,893,233, 9,891,233 and
        9,882,192 shares, respectively      9,893         9,891        9,882
      Class B common stock, $1.00 par
        value, authorized 5,000,000
        shares; issued 799,933, 799,933
        and 801,474 shares, respectively      800           800          801
      Additional paid-in capital           20,990        20,982       20,952






      Retained earnings                    34,874        30,651       26,348
      Foreign currency translation
        adjustments                           630           401          375
                                         ---------   -----------  -----------
   Total Shareholders' Equity              67,187        62,725       58,358
                                         ---------   -----------  -----------
 TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                               $ 242,994    $  215,763   $  219,554
                                        ==========   ===========  ===========
 See Accompanying Notes

                      THOMAS NELSON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                     Six Months Ended    Three Months Ended
                                       September 30,        September 30,
                                    1994         1993     1994        1993
                                  ---------   --------   --------   --------
                                 (Unaudited)(Unaudited) (Unaudited)(Unaudited)
 NET REVENUES                    $ 119,615   $ 109,203  $  70,512  $  64,364

 COST AND EXPENSES:
   Cost of goods sold               60,621      56,091     35,347     33,134
   Selling, general and
      administrative                46,143      43,592     23,761     22,147
   Amortization of goodwill and
      non-compete agreements           877         988        437        531
                                 ----------  ----------  --------- ----------
        Total                      107,641     100,671     59,545     55,812
                                 ----------  ----------  --------- ----------

 OPERATING INCOME                   11,974       8,532     10,967      8,552







 Other (income) expense           (     98)    (    62)  (     52)   (    93)
 Interest expense                    4,030       3,556      2,113      1,858
                                 ----------  ----------  ---------  ---------

 Income before income taxes          8,042       5,038      8,906      6,787
 Provision for income taxes          2,963       1,643      3,283      2,227
                                 ----------  ----------  ---------  ---------

 Net income before cumulative
   effect of change in
   accounting principle              5,079       3,395      5,623      4,560

 Cumulative effect of change in
   accounting principle for
   income taxes                          0         336          0          0
                                 ----------  ----------   --------  ---------

 NET INCOME                      $    5,079  $    3,731   $  5,623  $  4,560
                                 ==========  ==========   ========  =========
 Weighted average
   number of shares
   outstanding                       10,691      10,684     10,691    10,684

 NET INCOME PER SHARE:
   Before cumulative effect of
      change in accounting
      principle                  $     0.48  $     0.32   $   0.53  $   0.43
   Cumulative effect of change
      in accounting principle          0.00        0.03       0.00      0.00
                                 ----------- -----------  --------- ---------
   Net income per share          $     0.48  $     0.35   $    0.53 $   0.43
                                 =========== ===========  ========= =========

 DIVIDENDS DECLARED PER SHARE    $     0.08  $     0.08   $    0.04 $   0.04
                                 =========== ===========  ========= =========

 See Accompanying Notes






                      THOMAS NELSON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                             Six Months Ended September 30,
                                             -----------------------------
                                                 1994             1993
                                             -----------       -----------
                                             (Unaudited)       (Unaudited)
 Cash Flows From Operating Activities:
  Net Income                                 $    5,079       $    3,731
  Adjustments to reconcile net income to net
    cash provided by (used in) operations:
    Depreciation and amortization                 3,085            2,803
    Changes in assets and liabilities,
    net of acquisitions:
      Accounts receivable, net               (   18,184)      (   20,254)
      Inventories                                   252       (    6,359)
      Prepaid expenses                       (    6,363)      (      845)
      Accounts payable and accrued
         expenses                                 4,781            7,296
      Income taxes currently payable and
          deferred                           (    1,157)           1,426
                                             -----------      -----------
 Net Cash Used In Operating Activities       (   12,507)      (   12,202)
                                             -----------      -----------
 Cash Flows From Investing Activities:
  Capital expenditures                       (    1,000)      (      666)
  Proceeds from sale of property, plant and
    equipment, excluding effects of
    disposition                              (        2)              24
  Purchase of net assets of acquired
    companies - net of cash                  (      187)              --
  Proceeds from sales of business assets             --            4,155
  Changes in other assets and deferred






    charges                                  (    3,603)      (    4,042)
                                             -----------      -----------
 Net Cash Used in Investing Activities       (    4,792)      (      529)
                                             -----------      -----------
 Cash Flows From Financing Activities:
  Net borrowings under line of credit            20,155           14,333
  Payments under capital lease
    obligation                               (      355)      (     202)
  Dividends paid                             (      855)      (      845)
  Changes in other liabilities               (    1,508)      (      294)
  Proceeds from issuance of common stock             10              388
  Common stock retired                               --       (      101)
                                             -----------      -----------
 Net Cash Provided by Financing Activities       17,447           13,279
                                             -----------      -----------
 Effect of Translation Rate Changes                 229       (      104)
                                             -----------      -----------
 Net Increase in Cash and Cash Equivalents          377              444

 Cash and Cash Equivalents at Beginning of
  Period                                            788              800
                                             -----------      -----------
 Cash and Cash Equivalents at End of Period  $    1,165       $    1,244
                                             ===========      ===========
 Supplemental Disclosures of Non-cash
  Investing and Financing Activities:
    Dividends accrued and unpaid             $      428       $      423

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

    In March 1994, PPC, Inc. (Pretty Paper Company) became a wholly-owned subsidiary of the Company through a pooling of interest transaction, and accordingly financial statements have been restated to include the accounts and operations of Pretty Paper Company for all periods prior to the combination.

 (B) - Inventories

    Components of inventories consisted of the following (in thousands):

                                       September 30,   March 31,  September 30,
                                           1994          1994          1993
                                       ------------   -----------  -----------
       Finished goods                   $    58,667   $    58,463   $   54,922
       Raw materials and work in
          process                             8,374         8,531        5,467
                                        ------------  -----------   -----------
                                        $    67,041   $    66,994   $   60,389







                                        ============  ===========   ===========

 (C) - Prepaid Expenses

    Components of prepaid expenses consisted of the following (in thousands):

                                       September 30,   March 31,  September 30,
                                           1994          1994          1993
                                        ------------  -----------   -----------
       Direct marketing costs           $     4,629   $     3,320   $    2,216
       Royalty advances & production
          costs                              11,048         7,096        7,129
       Other                                  2,135           984        2,099
                                        ------------  -----------   -----------
                                        $    17,812   $    11,400   $   11,444
                                        ============  ===========   ===========

 (D) - Other Assets

    Components of other assets consisted of the following (in thousands):

                                       September 30,   March 31,  September 30,
                                           1994          1994          1993
                                        ------------  -----------   -----------
       Prepaid royalties                $     8,416   $     6,200   $    6,190
       Copyright production masters,
         net of accumulated amortization
         of $968, $789 and $513,
         respectively                         1,030         1,209        1,019
       Non-compete agreements, net of
         accumulated amortization of
         $1,690, $1,214, and $830,







         respectively                         3,144         3,489        3,604
       Other                                  1,344         1,156          617
                                        ------------  -----------   -----------
                                        $    13,934   $    12,054   $   11,430
                                        ============  ===========   ===========

 (E) - Accrued Expenses

     Components of accrued expenses consisted of the following (in thousands):

                                       September 30,   March 31,  September 30,
                                           1994          1994          1993
                                        ------------  -----------   -----------
       Accrued interest                 $     1,222   $       969   $      905
       Accrued royalties                     11,431         9,980       11,949
       Accrued payroll                        2,749         3,043        2,686
       Contractual commitments                1,603         1,626        1,174
       Deferred subscriptions revenues          656           699          773
       Other                                  2,741         2,301        4,329
                                        ------------  -----------   -----------
                                        $    20,402   $    18,618   $   21,816
                                        ============  ===========   ==========

 (F) - Cash Dividend

    On May 24, 1994, the Company's directors declared a cash dividend of $.04 per share. The dividend was paid August 15, 1994, to shareholders of record on August 1, 1994.

    On August 25, 1994, the Company's directors declared a cash dividend of $.04 per share. The dividend is payable November 21, 1994, to shareholders of record on November 7, 1994.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 OVERVIEW

    The following table sets forth certain selected statements of income data expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                            Six Months Ended
                                              September 30,         Increase
                                           -------------------
                                             1994       1993        (Decrease)
                                           --------   --------      -----------
       Net revenues                        100.0%     100.0%           9.5%

       Cost and expenses:
        Cost of goods sold                  50.7        51.4           8.1%
        Selling, general and
           administrative                   38.6        39.9           5.9%
        Amortization of goodwill and
           non-compete agreements            0.7         0.9         -11.2%
                                           --------   --------
          Total                             90.0        92.2           6.9%
                                           --------   --------

       Operating income                     10.0         7.8          40.3%
       Income before income taxes            6.7         4.6          59.6%
       Net income before cumulative effect
         of change in accounting principle   4.2         3.1          49.6%

       Net income                            4.2         3.4          36.1%

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

 Results of Operations

    Net revenues increased by $10.4 million or approximately 10% for the first six months and $6.1 million or approximately 10% for the second quarter of fiscal 1995 when compared to the previous year. The increase was primarily due to volume increases arising from the introduction of new book, gift, Bible and music products. Price increases did not have a material effect.

    The Company's cost of goods sold increased by $4.5 million for the first six months and as a percentage of net revenues decreased from the previous year's 51.4% to 50.7%. Cost of goods sold increased for the second fiscal quarter by $2.2 million or approximately 7% over fiscal 1994, and as a percentage of net revenues decreased from the previous year's 51.5% to 50.1%. The decrease of cost of goods sold, as a percentage of net revenues, was the result of changes in the mix of products and market channels. Generally, books, music and gift product lines have greater gross margins than Bible products. Direct marketing revenues, a growing distribution channel, have greater gross margins than sales to retail stores and mass merchandisers.

    Selling, general and administrative expenses increased over the previous fiscal year by $2.6 million for the six months or approximately 6% and for the quarter by $1.6 million or approximately 7%. These expenses as a percentage of net revenues decreased from the previous year-to-date of 39.9% to 38.6% and for the three months from 34.4% to 33.7% primarily due to the decreases in salaries and benefits related to synergies realized from the continued consolidation of certain functions of the Nelson and Word divisions.

    Amortization of goodwill and non-compete agreements decreased 11% from the prior six months due to purchase price adjustments relating to the acquisition of Word, Incorporated.

    Interest expense increased 14% and 15% for the first six months and second quarter, respectively, over the prior year period due to increased borrowings used for working capital needs and higher interest rates.


 Liquidity and Capital Resources

    The primary sources of liquidity to meet the Company's future obligations and working capital needs are the cash generated by its operations, collections of its accounts receivable, and the credit available pursuant to its $80 million credit facilities, that may be used for working capital requirements and other business purposes. At September 30, 1994, the Company had approximately $19.1 million available in long-term credit under its credit facilities.

    During  the three months  ended September  30, 1994,  capital expenditures
 totaled  approximately  $1.0 million.    The Company  has no  plans  that will
 require significant capital expenditures for fiscal year ending March 31, 1995.


                                    PART II

 Item 4. Submission of Matters to a Vote of Security Holders at the Company's Annual Meeting of Shareholders, which was held on August 25, 1994, the following proposal was approved:

          The election of two directors to serve for a term of three years expiring at the Annual Meeting of Shareholders to be held in 1997 and until their successors are duly elected and qualified. The persons nominated for election to the Board of Directors received the number of total votes (Common and Class B) shown opposite their respective names:

                                                For       Against    Withheld
                                              ---------   -------    --------
          Robert J. Niebel, Sr.               14,504,254     0        38,048
          Millard V. Oakley                   14,504,254     0        37,848


 Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits required by Item 601 of Regulation S-K

          Exhibit 10 - Agreement and Plan of Merger among Thomas Nelson, Inc.,

                       PPC, Inc., Nelson Subsidiary Company, and the shareholders of the Company (not including exhibits or schedules thereto)
          Exhibit 27 - Financial Data Schedule

    (b) No Form 8-K was filed by the Company during the quarter ended September 30, 1994.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Thomas Nelson, Inc.
                                                    (Registrant)


    November 11, 1994               BY        /s/ Joe L. Powers
 -------------------------------     -------------------------------------
                                                   Joe L. Powers
                                             Vice President, Secretary
                                             (Chief Accounting Officer)