Form 10-Q
period 1994-12-31
NELSON THOMAS INC
filed 1995-02-14
CIK 71023

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549


                                (Mark One)
           [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended December 31, 1994

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 0-4095


                           THOMAS NELSON, INC.

          (Exact name of Registrant as specified in its charter)


         Tennessee                              62-0679364
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification number)


Nelson Place at Elm Hill Pike, Nashville, Tennessee    37214-1000
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: (615)889-9000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X   No  ______

     At February 10, 1994, the Registrant had outstanding
9,898,940 shares of Common Stock and 794,003 shares of Class B
Common Stock.


                                      Part I
 Item 1. Financial Statements
                      THOMAS NELSON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                    December 31,  March 31,   December 31,
                                       1994         1994         1993
                                    ____________  _________   ___________
                                    (Unaudited)               (Unaudited)


ASSETS
  CURRENT ASSETS
    Cash and cash equivalents       $   1,564    $     788    $   2,714
    Accounts receivable, less
       allowances of $13,057,
       $8,345 and $13,851
       respectively                    82,673       58,038       61,000
    Inventories                        65,468       66,994       59,763
    Prepaid expenses                   21,050       11,400       10,163
    Deferred tax asset                 12,673       12,673       12,703
                                    _________    _________    _________

  Total Current Assets                183,428      149,893      146,343

  PROPERTY, PLANT AND EQUIPMENT        27,624       26,179       24,250
    Less accumulated depreciation  (   10,624)   (   8,820)   (   7,710)
                                    _________    _________    _________

                                       17,000       17,359       16,540
  OTHER ASSETS                         12,772       12,054       10,586
  DEFERRED CHARGES                      3,530        4,179        4,359
  GOODWILL                             31,618       32,278       32,870
                                    _________    _________    _________

TOTAL ASSETS                        $ 248,348    $ 215,763    $ 210,698
                                    =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable               $  22,070    $  20,798    $  21,866
     Accrued expenses                  18,893       18,618       18,185
     Dividends payable                    428          428          423
     Income taxes currently payable     5,050        4,471        3,678
     Current portion of long-term
       debt                               892          878        1,189
     Current portion of capital
       lease obligation                   765          723          710
                                    _________    _________    _________

   Total Current Liabilities           48,098       45,916       46,051
   LONG-TERM DEBT                     126,636      102,618       97,288
   CAPITAL LEASE OBLIGATION               281          861        1,046
   DEFERRED TAX LIABILITY                 768          768        1,065
   OTHER LIABILITIES                    1,413        2,875        3,551
   SHAREHOLDERS' EQUITY
     Preferred stock, $1.00 par
      value, authorized 1,000,000
      shares; none issued                   -            -            -
     Common stock, $1.00 par value,
      authorized 20,000,000 shares;
      issued 9,895,678, 9,891,233
      and 9,882,221 shares,
      respectively                      9,896        9,891        9,882
     Class B common stock, $1.00 par
      value, authorized 5,000,000
      shares; issued 795,233, 799,933
      and 801,445 shares, respectively    795          800          801
     Additional paid-in capital        20,963       20,982       20,953
     Retained earnings                 39,017       30,651       29,772
     Foreign currency translation
      adjustments                         481          401          289
                                    _________    _________    _________

  Total Shareholders' Equity           71,152       62,725       61,697
                                    _________    _________    _________

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                            $ 248,348    $ 215,763    $ 210,698
                                    =========    =========    =========

See Accompanying Notes

                                   THOMAS NELSON, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                               (Dollars in thousands, except per share data)
                               Nine Months Ended         Three Months Ended
                                  December 31,              December 31,
                                1994       1993          1994         1993
                             __________   __________   __________   __________
                             (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)


NET REVENUES                 $  190,701   $  169,930   $   71,086   $   60,727
COST AND EXPENSES:
  Cost of goods sold             96,255       87,369       35,634       31,278
  Selling, general and
     administrative              71,394       65,169       25,251       21,577
  Amortization of goodwill
     and non-compete
     agreements                   1,197        1,188          320          200
                             __________   __________   __________    _________

        Total                   168,846      153,726       61,205       53,055
                             __________   __________   __________    _________


OPERATING INCOME                 21,855       16,204        9,881        7,672


Other (income) expense         (    164)     (   140)   (      66)    (     78)
Interest expense                  6,330        5,409        2,300        1,853
                             __________   __________   __________    _________

Income before income taxes       15,689       10,935        7,647        5,897
Provision for income taxes        5,795        3,717        2,832        2,074
                             __________   __________   __________    _________


Net income before
  cumulative effect of
  change in accounting
  principle                      9,894        7,218         4,815        3,823

Cumulative effect of change
  in accounting principle
  for income taxes                   0          336             0            0
                            __________   __________    __________    _________

NET INCOME                  $    9,894   $    7,554    $    4,815    $   3,823
                            ==========   ==========    ==========    =========
Weighted average number
  of shares outstanding         10,692       10,683        10,693       10,683
        Fully-diluted           13,424       13,360        13,425       13,360

NET INCOME PER SHARE:
  Before cumulative effect
    of change in
    accounting principle    $     0.93   $     0.68    $     0.45   $     0.36
  Cumulative effect of
    change in accounting
    principle                     0.00         0.03          0.00         0.00
                            __________   __________    __________   __________

  Net income per share      $     0.93   $     0.71    $     0.45   $     0.36
                            ==========   ==========    ==========   ==========

Fully-diluted -
  Before cumulative
    effect of change in
    accounting principle    $     0.85   $     0.65    $     0.40   $     0.33
  Cumulative effect of
    change in accounting
    principle                     0.00         0.03          0.00         0.00
                            __________   __________    __________   __________

  Net income per share      $     0.85   $     0.68    $     0.40   $     0.33
                            ==========   ==========    ==========   ==========


DIVIDENDS DECLARED PER
 SHARE                      $     0.12   $     0.12    $     0.04   $     0.04
                            ==========   ==========    ==========   ==========

See Accompanying Notes

                       THOMAS NELSON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                             Nine Months Ended December 31,
                                             ______________________________

                                                  1994          1993
                                              (Unaudited)    (Unaudited)
                                             ____________    ___________

Cash Flows From Operating Activities:
 Net Income                                  $    9,894      $   7,554
 Adjustments to reconcile net income to net
   cash provided by (used in) operations:
   Depreciation and amortization                  4,451          4,273
   Changes in assets and liabilities,
     net of acquisitions:
     Accounts receivable, net                (   24,135)     (  11,266)
     Inventories                                  1,825      (   5,794)
     Prepaid expenses                        (    9,601)           436
     Accounts payable and accrued expenses          822          4,252
     Income taxes currently payable and
       deferred                                     324      (   4,680)
                                             __________      __________

Net Cash Used In Operating Activities        (   16,420)     (   5,225)
                                             __________      __________

Cash Flows From Investing Activities:
  Capital expenditures                       (    1,550)     (     836)
  Proceeds from sale of property, plant
    and equipment, excluding effects of
    disposition                              (        2)            32
  Purchase of net assets of acquired
    companies -  net of cash                 (      187)            --
  Proceeds from sales of business assets             --          4,155
  Changes in other assets and deferred
    charges                                  (    1,787)         2,941
                                             __________      __________

Net Cash Used in Investing Activities        (    3,526)         6,292
                                             __________      __________

Cash Flows From Financing Activities:
  Borrowings under line of credit                24,350          4,154
  Payments under warehouse construction
    loans                                    (      333)            --
  Payments under industrial revenue bonds    (       75)     (      70)
  Payments under capital lease obligation    (      537)     (     399)
  Dividends paid                             (    1,283)     (   1,268)
  Changes in other liabilities               (    1,462)     (   1,666)
  Proceeds from issuance of common stock             10            388
  Common stock retired                       (       28)     (     101)
                                             __________      __________

Net Cash Provided by Financing Activities        20,642          1,038
                                             __________      __________

Effect of Translation Rate Changes                   80      (     191)
                                             __________      __________

Net Increase in Cash and Cash Equivalents           776          1,914

Cash and Cash Equivalents at Beginning of
  Period                                            788            800
                                             __________      __________

Cash and Cash Equivalents at End of Period   $    1,564      $   2,714
                                             ==========      ==========

Supplemental Disclosures of Non-cash
  Investing and Financing Activities:
       Dividends accrued and unpaid          $      428      $     423
       Capital lease obligation incurred
        to lease new equipment                               $     761

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


(B) - Inventories
   Components of inventories consisted of the following (in thousands):

                                   December 31,   March 31,   December 31,
                                      1994          1994         1993
                                   __________     _________   ___________


    Finished goods                 $  57,767      $  58,463   $  55,034
    Raw materials and work
       in process                      7,701          8,531       4,729
                                   __________     __________  __________

                                   $  65,468      $  66,994   $  59,763
                                   ==========     ==========  ==========

(C) - Prepaid Expenses

   Components of prepaid expenses  consisted of the following (in thousands):

                                   December 31,   March 31,   December 31,
                                      1994          1994         1993
                                   __________     _________   ___________


    Direct marketing costs         $   4,711      $   3,320   $   2,145
    Royalty advances &
        production costs              14,135          7,096       6,077
    Other                              2,204            984       1,941
                                   __________     __________  __________

                                   $  21,050      $  11,400   $  10,163
                                   ==========     ==========  ==========

(D) - Other Assets
   Components of other assets consisted of the following (in thousands):

                                   December 31,   March 31,   December 31,
                                      1994          1994         1993
                                   __________     _________   ___________


    Prepaid royalties              $   6,621      $   6,200   $   6,190
    Copyright production masters,
      net of accumulated
      amortization of $1,130,
      $789 and $775, respectively      2,232          1,209         757
    Non-compete agreements, net of
      accumulated amortization of
      $1,801, $1,214, and $1,040,
      respectively                     3,033          3,489       3,394
    Other                                886          1,156         245
                                   __________     __________  __________

                                   $  12,772      $  12,054   $  10,586
                                   ==========     ==========  ==========

(E) - Accrued Expenses

   Components of accrued expenses  consisted of the following (in thousands):

                                   December 31,   March 31,   December 31,
                                      1994          1994         1993
                                   __________     _________   ___________


    Accrued interest               $     404      $     969   $     222
    Accrued royalties                 12,394          9,980      10,419
    Accrued payroll                    2,071          3,043       2,444
    Contractual commitments            1,603          1,626       1,174
    Deferred subscriptions
      revenues                           549            699         837
    Other                              1,872          2,301       3,089
                                   __________     __________  __________

                                   $  18,893      $  18,618   $  18,185
                                   ==========     ==========  ==========

(F) - Cash Dividend

   On May 24, 1994, the Company's directors declared a cash dividend of $.04 per share of Common and Class B stock. The dividend was paid August 15, 1994, to shareholders of record on August 1, 1994.

   On August 25, 1994, the Company's directors declared a cash dividend of $.04 per share of Common and Class B stock. The dividend was paid November 21, 1994, to shareholders of record on November 7, 1994.

   On November 22, 1994, the Company's directors declared a cash dividend of $.04 per share of Common and Class B stock. The dividend is payable February 15, 1995, to shareholders of record on February 1, 1995.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


OVERVIEW

   The following table sets forth certain selected statements of income data expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                          Nine Months Ended
                                             December 31,
                                         ___________________
                                                               Increase
                                          1994        1993    (Decrease)
                                         ________    _______   ________


    Net revenues:
      Bibles                              21.4%       22.0%       9.2%
      Books                               33.1%       34.2%       8.5%
      Gifts                                8.8%        8.5%      20.6%
      Music                               34.9%       33.9%      15.8%
      Other                                1.8%        1.4%      14.5%
                                         _______     _______     ______

              Total                      100.0%      100.0%      12.2%

    Cost and expenses:
      Cost of goods sold                  50.5        51.4       10.2%
      Selling, general and
        administrative                    37.4        38.4        9.6%
      Amortization of goodwill and
        non-compete agreements             0.6         0.7        0.8%

                                        _______     _______     _______

              Total                       88.5        90.5        9.8%
                                        _______     _______     _______


    Operating income                      11.5         9.5       34.9%
      Income before income taxes           8.2         6.4       43.5%
      Net income before
        cumulative effect of change
        in accounting principle            5.2         4.2       37.1%

     Net income                            5.2         4.4       31.0%

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


Results of Operations

   Net revenues increased by $20.8 million, or approximately 12%, for the first nine months of fiscal 1995 and $10.4 million, or approximately 17%, for the third quarter of fiscal 1995 when compared to the comparable previous year period. The increase was primarily due to volume increases arising from the introduction of new book, gift, Bible and music products. Price increases did not have a material effect on net revenues.

   The Company's cost of goods sold increased by $8.9 million for the first nine months of fiscal 1995 and as a percentage of net revenues decreased to 50.5% from 51.4% in the comparable period in fiscal 1994. Cost of goods sold increased for the third quarter of fiscal 1995 by $4.4 million, or approximately 14%, over the comparable period in fiscal 1994, and as a percentage of net revenues decreased to 50.1% from 51.5% in the comparable period in fiscal 1994. The decrease of cost of goods sold, as a percentage of net revenues, was the result of changes in the mix of product types and market channels where these
products are distributed.   During this period gift and Bible
products which have lower gross margins than the Company's other product lines contributed a greater portion of net revenues than in the comparable prior period. In addition, during this period the Company had a greater percentage of its net revenues derived from sales to retail stores and mass merchandisers which have lower gross margins than sales through direct marketing.

   Selling,  general and  administrative expenses  increased over the previous  comparable fiscal  year period  by $6.2 million for the nine months,  or approximately 10%, and for  the quarter by
$3.7  million, or approximately 17%.   These expenses  as a
percentage of net revenues decreased to 37.4% for the first nine months of fiscal 1995 from 38.4% in the comparable prior year period primarily due to the decreases in salaries and benefits as a percentage of revenues as a result of volume increase arising from the introduction of new products. In addition, sales commissions, as a percentage of revenues, decreased due to the increase in non-commissioned revenues.

   Amortization of goodwill and non-compete agreements increased 1% from the prior nine months due to purchase price adjustments relating to the acquisition of Word, Incorporated.

   Interest expense increased 17% and 24% for the first nine months and third quarter, respectively, over the prior year period due to increased borrowings used for working capital needs and higher interest rates.


Liquidity and Capital Resources

   The primary sources of liquidity to meet the Company's future obligations and working capital needs are the cash generated by its operations, collections of its accounts receivable, and the credit available pursuant to its $80 million credit facilities, that may be used for working capital requirements and other business purposes. At December
31, 1994, the Company had approximately $15.2 million available in long-term credit under its credit facilities. As previously addressed, seasonality has a major impact on company revenues which in turn have a direct bearing on the level of borrowings.
The Company believes that the current credit facilities will provide for its obligations and working capital needs over the next twelve months. With expanding operations and examining possible business opportunities, the Company will look at expanding its current credit facilities or seek to raise additional capital through public or private financing.

   During the nine months ended December 31, 1994, capital expenditures totaled approximately $1.6 million. The Company has no plans that will require significant capital expenditures for the remainder of fiscal 1995.



                               PART II

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits required by Item 601 of Regulation S-K

             Exhibit 11 - Statement Regarding Computation of Per
                          Share Earnings for Period Ended
                          December 31, 1994

             Exhibit 27 - Financial Data Schedule

        (b) No Form 8-K was filed by the Company during the quarter ended December 31, 1994.


                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Thomas Nelson, Inc.
                                             (Registrant)

   February 13, 1994                  BY   /s/ Joe L. Powers
____________________________            ________________________

                                           Joe L. Powers
                                            Vice President
                                       (Chief Accounting Officer)