Form 10-K405
period 1995-03-31
NELSON THOMAS INC
filed 1995-06-27
CIK 71023

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1995           COMMISSION FILE NUMBER 0-4095

                            ----------------------

                              THOMAS NELSON, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              TENNESSEE                                   62-0679364
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
    INCORPORATION OR ORGANIZATION)

NELSON PLACE AT ELM HILL PIKE, NASHVILLE, TENNESSEE             37214-1000
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (615) 889-9000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                         WHICH REGISTERED
- -------------------                                     ------------------------
COMMON STOCK, PAR VALUE $1.00 PER SHARE                 NEW YORK STOCK EXCHANGE
- ---------------------------------------                 ------------------------
CLASS B COMMON STOCK, PAR VALUE $1.00 PER SHARE         NEW YORK STOCK EXCHANGE
- -----------------------------------------------         ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE
                               (TITLE OF CLASS)


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [x]

         AS OF JUNE 22, 1995, THE REGISTRANT HAD OUTSTANDING 12,369,080 SHARES OF COMMON STOCK AND 1,085,843 SHARES OF CLASS B COMMON STOCK. ON SUCH DATE THE AGGREGATE MARKET VALUE OF SHARES OF COMMON STOCK AND CLASS B COMMON STOCK HELD BY NONAFFILIATES WAS APPROXIMATELY $222.7 MILLION. THE MARKET VALUE CALCULATION WAS DETERMINED USING THE CLOSING SALES PRICE OF THE REGISTRANT'S COMMON STOCK AND CLASS B COMMON STOCK ON JUNE 22, 1995, AS REPORTED ON THE NEW YORK STOCK EXCHANGE, AND ASSUMES THAT ALL SHARES BENEFICIALLY HELD BY EXECUTIVE OFFICERS AND THE BOARD OF DIRECTORS OF THE REGISTRANT ARE SHARES OWNED BY "AFFILIATES", A STATUS WHICH EACH OF SUCH OFFICERS AND DIRECTORS INDIVIDUALLY DISCLAIMS.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                     Documents from which portions
                 Part of Form 10-K                                   are incorporated by reference
- ---------------------------------------------------         ------------------------------------------------------
PART II

  Item 5 -    Market for Company's Common Equity and        Page 33 of the Annual Report to
              Related Shareholder Matters                     Shareholders for year ended March 31, 1995 (market
                                                              price and dividend information only)

  Item 6 -    Selected Financial Data                       Page 12 of Annual Report to Shareholders
                                                              for year ended March 31, 1995

  Item 7 -    Management's Discussion and Analysis           Pages 13 to 16 of Annual Report to
              of Financial Condition and Results of            Shareholders for year ended March 31, 1995
              Operations

  Item 8 -    Financial Statements and Supplementary         Pages 17 to 32 of Annual Report to
              Data                                             Shareholders for year ended March 31, 1995

PART III

  Item 10 -   Directors and Executive Officers of            To be included in Company's Proxy Statement for the
              the Company                                    Annual Meeting of Shareholders to be held August 24,
                                                             1995, to be filed with the Securities and Exchange
                                                             Commission pursuant to Regulation 14A under the
                                                             Securities Exchange Act of 1934, as amended.

  Item 11 -   Executive Compensation                         To be included in Company's Proxy Statement for the
                                                             Annual Meeting of Shareholders to be held August 24,
                                                             1995, to be filed with the Securities and Exchange
                                                             Commission pursuant to Regulation 14A under the
                                                             Securities Exchange Act of 1934, as amended.

  Item 12 -   Security Ownership of Certain                  To be included in Company's Proxy Statement for the
              Beneficial Owners and Management               Annual Meeting of Shareholders to be held August 24,
                                                             1995, to be filed with the Securities and Exchange
                                                             Commission pursuant to Regulation 14A under the
                                                             Securities Exchange Act of 1934, as amended.

  Item 13 -   Certain Relationships and Related              To be included in Company's Proxy Statement for the
              Transactions                                   Annual Meeting of Shareholders to be held August 24,
                                                             1995, to be filed with the Securities and Exchange
                                                             Commission pursuant to Regulation 14A under the
                                                             Securities Exchange Act of 1934, as amended.

                                    PART I

ITEM 1.  BUSINESS


     Thomas Nelson, Inc. (the "Company") is a leading publisher, producer and distributor of books and recorded music emphasizing Christian, inspirational and family value themes, and believes it is the largest commercial publisher of the Bible in English language translations. The Company also designs and markets a broad line of gift and stationery products. The Company believes it is the largest publisher of Christian and inspirational books and the largest producer of recorded Christian music in the United States.

     The following table sets forth the net revenues (in thousands) and the percentage of total net revenues for each of the Company's principal product lines for the periods indicated:

                                                         YEAR ENDED MARCH 31,
                                      ----------------------------------------------------------
                                            1995                 1994                 1993
                                      ----------------     ----------------     ----------------
                                       AMOUNT      %        AMOUNT      %        AMOUNT      %
                                      --------   -----     --------   -----     --------   -----
    Publishing:
      Book..........................  $ 86,894    32.8     $ 76,985    34.0     $ 48,507    33.9
      Bible.........................    58,395    22.0       53,073    23.5       47,208    33.0
                                      --------   -----     --------   -----     --------   -----
         Total publishing...........   145,289    54.8      130,058    57.5       95,715    66.9
    Music...........................    89,676    33.8       72,969    32.2       25,324    17.7
    Gifts...........................    25,337     9.6       19,942     8.8       18,599    13.0
    Other...........................     4,805     1.8        3,465     1.5        3,434     2.4
                                      --------   -----     --------   -----     --------   -----
                                      $265,107   100.0     $226,434   100.0     $143,072   100.0
                                      ========   =====     ========   =====     ========   =====

PUBLISHING

  Books

     The Company's book publishing division publishes and distributes hardcover and trade paperback books emphasizing Christian, inspirational and family value themes. The Company believes it is the largest publisher of Christian and inspirational books in the United States. Books are published by the Company under the "Nelson" and "Word" imprints and consist generally of inspirational and personal experience books, and educational, trade and reference books emphasizing Christian, inspirational and family value themes. The Company distributes books primarily through Christian bookstores, general bookstores, mass merchandisers and directly to consumers. The Company also distributes books published by other companies to complement their marketing and distribution capabilities. In fiscal 1995, approximately 17% of the book division's net revenues related to the distribution of books published by other companies.

     In each of the last three fiscal years, the Company has published over 300 new titles. The Company publishes some of the most well-known communicators in the Christian and inspirational field, including Chuck Colson, James Dobson, Billy Graham, Benny Hinn, Barbara Johnson, Max Lucado, Frank Peretti, Pat Robertson, Robert Schuller, Gary Smalley, Charles Stanley, Charles Swindoll, and Bodie and Brock Thoene. The Company also publishes books emphasizing positive and inspirational themes by famous athletes and celebrities, such as Bobby Bowden, Hugh Downs, Joe Gibbs, Evander Holyfield, Bill McCartney, Tom

Osborn, Nolan Ryan and Zig Ziglar. In each of the last three fiscal years, the Company published over 50% of the top ten best selling Christian and inspirational books based on the monthly Bookstore Journal Christian Hardbound Bestsellers' Lists. In addition, the Company maintains a backlist of approximately 1,400 titles which provide a stable base of recurring revenues as many popular titles continue to generate significant sales from year to year. Backlist titles accounted for approximately 60% of the book division's net revenues in fiscal 1995. Authors and titles are supported through the use of radio, television, cooperative advertising, author appearances, in-store promotions, direct mail catalogs, book clubs and other means.

     The Company's book publishing business is enhanced by the breadth and development of its marketing and distribution channels. In addition to enhancing sales of its products, the Company believes its ability to sign and renew contracts with popular authors is improved because the Company's marketing and distribution capabilities provide exposure for the author's books to a broader audience than its competitors. See "-- Marketing, Distribution and Production."

  Bibles

     The Company believes it is the largest commercial publisher of English translations of the Bible. The Bible is based on ancient manuscripts which are the surviving reproductions of the original writings. These manuscripts, written in Hebrew, Aramaic or Greek, have been translated into English and other modern languages by biblical scholars and theologians, generally under the auspices of a major Bible society or translation organization. Each of the many English translations available differs in some degree from the others, primarily because of different translation guidelines and principles used as the basis for each translation. The distinctiveness of each translation is also, in part, a result of the evolution of the meaning and use of words within the English language.

     Virtually all Bibles and Bible products currently published in the United States are based on one of ten major translations. Of these ten translations, nine are protected by copyright laws which grant the copyright owner the exclusive right, for a limited term, to control the publication of such translation. The Company publishes Bibles and Bible products based on nine of the ten major translations, of which four are exclusive to the Company as a result of copyright ownership or licensing arrangements. See "Copyright and Royalty Agreements." Approximately 60% of the Company's net revenues from Bible publishing in fiscal 1995 were generated through sales of its proprietary Bible products.

     The following table sets forth the nine major Bible translations currently published by the Company:

                                                                    DATE FIRST    PROPRIETARY
                             TRANSLATION                            PUBLISHED    TO THE COMPANY
    --------------------------------------------------------------  ----------   --------------
    King James Version (KJV)......................................     1611      No
    New American Bible (NAB)......................................     1970      No
    The Living Bible (TLB)........................................     1971      No
    New American Standard Bible (NAS).............................     1972      No
    Today's English Version (TEV).................................     1976      Yes
    New King James Version (NKJV).................................     1982      Yes
    New Century Version (NCV).....................................     1984      Yes
    New Revised Standard Version (NRSV)...........................     1990      No
    Contemporary English Version (CEV)............................     1995      Yes

     The KJV, currently published in its fourth revision, is the best selling of all English translations of the Bible. In 1975, the Company commissioned the fifth revision of the KJV resulting in the publication of the NKJV in 1982. The NKJV and NCV are the third and fourth best selling Bible translations in the United States, respectively. Among the Company's new products is the CEV, translated under the auspices of the American Bible Society, which is designed to be easy to read and understandable at virtually any reading level. The new testament portion of the CEV was first published by the Company in 1991 and the complete CEV Bible was released in June 1995.

     The Company continually seeks to expand its Bible product line by developing or aiding in the development of new translations and editions and seeking new publishing opportunities. The Company also continually makes editorial, design and other changes to its existing line of Bibles and other Bible products in an effort to increase their marketability. The Company currently publishes over 1,200 different biblical reference products such as commentaries, study guides and other popular Bible help texts. Styles range from inexpensive paperbacks to deluxe leather-bound Bibles. Different editions of a particular Bible translation are created by incorporating extra material, such as study helps, concordances, indices and Bible outlines, or artwork, into the biblical text. These editions (which are generally proprietary to the Company regardless of whether or not the Company holds proprietary rights to the underlying Bible translation) are targeted to the general market or positioned for sale to specific market segments.

MUSIC

     The Company believes it is the leading producer, distributor and publisher of Christian and inspirational music in the United States. The Company's music division produces a wide variety of traditional and contemporary Christian and inspirational music, such as gospel, praise and worship, and adult contemporary, as well as pop, country, rock, rhythm and blues, rap and metal with an emphasis on positive, inspirational and family value themes. In addition, the music division produces master recordings of classical music, the Bible on cassette, children's music and video, and other products, and is a leading supplier of value priced Christmas music to mass market, convenience and specialty stores.

     The Company produces recorded music and related products under seven proprietary recording labels and in fiscal 1995 released 90 new titles. Each label is managed and operated by its own staff within the music division. Over 50 recording artists are currently under contract for future releases. Artists under contract with the Company include Anointed, Helen Baylor, Shirley Caesar, Bryan Duncan, Amy Grant, Sandi Patty, Petra, and Point of Grace. In 1993 and 1994, the Company had under exclusive contract the artists (Cindy Morgan and Point of Grace, respectively) named "New Artist of the Year" by the Gospel Music Association. In 1995, the Company's artists received ten Dove Awards, the Christian music industry's annual awards for outstanding artists and releases sponsored by the Gospel Music Association.

     As is customary in the recording industry, contractual arrangements with recording artists provide for the artist to receive as a royalty a percentage of the suggested retail price of recorded products sold. Most artists receive advance payments against future royalties earned. The Company enters into exclusive multi-record agreements with its recording artists. During fiscal 1995, the Company renewed recording contracts with all major artists whose contracts expired during the period.

     The Company also distributes recordings for other companies under their recording labels pursuant to exclusive distribution agreements. Owners of these third party labels contract with the Company for the distribution of products typically on an exclusive basis to Christian markets worldwide. In fiscal 1995, approximately 26% of the music division's net revenues were attributable to products distributed under recording labels owned or controlled by other companies.

     In addition to producing and distributing recorded music, the Company operates a music publishing business engaged in songwriter development, print music publishing and copyright administration. The Company has approximately 50 songwriters under contract who write for the Company's recording artists and for licensing to independent organizations for print and recording products. Contracts in the music publishing business range from exclusive songwriters' arrangements to co-publishing agreements to copyright administration agreements. The Company prints and distributes church hymnals, choral music, instrumental music, vocal folios and solo tracks for churches and other religious organizations. The copyright administration area oversees the Company's music catalog of approximately 40,000 copyrighted songs which are licensed to independent publishers, record companies, churches and other organizations.

GIFTS

     The Company established a gift division in fiscal 1989 to develop and market gift and stationery items and other products for social expression. In fiscal 1994, the gift division was expanded through the Company's combination with PPC, Inc. Current product lines offered by the Company include 80 collections and over 800 separate items, such as journals and blank books, diaries, address books, photo albums, gift bags, calendar and desk sets, baby gifts, kitchen accessories, and stationery.

     Products are marketed under the Markings(TM), Pretty Paper(R) and Markings Inspirations(TM) brand names, the latter of which incorporates Christian and inspirational text or themes. Certain product lines are marketed as collections, with each collection including a variety of products featuring a common design or theme. Designs include original art work licensed from artists such as Sam Butcher, Carol Endres, Larry Stephenson and Susan Wheeler and classic oriental, tapestry and country print fabric designs.

     The Company believes the gift division has significant opportunities for growth as a result of the range of complementary gift categories not offered currently and the breadth of the Company's existing and potential distribution channels. The Company sells its gift products through its primary market channels, including Christian bookstores, general bookstores and mass merchandisers, as well as through independent and chain gift and specialty stores, such as Hallmark stores.

ROYAL MEDIA

     In fiscal 1995, the Company formed the Royal Media division to evaluate and implement new initiatives in the use of alternative forms of media and new distribution technologies to further capitalize on the commercial potential of the Company's intellectual properties. The Royal Media division includes the existing operations of the Royal Magazine Group and the Morningstar Radio Network. To date, revenues from the Royal Media division have not been significant to the Company's operations.

     The Company complements its publishing, music and gift operations with the publication of four periodicals under the Royal Magazine Group tradename. Aspire, the Company's first newsstand-distributed magazine, covers a broad range of Christian lifestyle issues and features celebrities such as Kathie Lee Gifford, John Tesh and Amy Grant. A Better Tomorrow, a magazine designed for mature readers, received the 1994 Award of Excellence from the Evangelical Press Association. The Company also publishes two controlled circulation journals:
Release, which features Christian recording artists and targets the Christian music industry; and Release Ink, which features Christian authors and targets the Christian book industry. These four periodicals, marketed by the Company's sales force directly to consumers and to Christian and general bookstores, achieved combined bi-monthly circulation in excess of 400,000 copies in fiscal 1995.

     The Royal Media division also operates the Morningstar Radio Network, a 24-hour satellite delivered, digital network featuring adult contemporary Christian music and "High Country" programming formats. At the end of fiscal 1995, the Morningstar Radio Network was broadcast on 138 affiliate stations in 130 cities nationwide. This network generates revenues through the sale of commercial airtime to advertisers and through affiliate fees and also provides significant exposure for the Company's products, artists and authors.

     The Company also is actively exploring the use of emerging digital, interactive and multimedia technologies, including on-line services, CD-ROM multimedia and electronic products, as well as television and video production and broadcasting, through strategic partnerships and creative alliances to further capitalize on the commercial potential of its proprietary content. There can be no assurance, however, that the Company will successfully develop or commercialize products for these mediums.

MARKETING, DISTRIBUTION AND PRODUCTION

     The principal market channels through which the Company markets its products domestically are Christian bookstores, which are primarily independently owned; general bookstores, including national chains such as B. Dalton Booksellers and Waldenbooks; mass merchandisers such as Target, K-Mart, WalMart and Sam's Wholesale Club; and directly to consumers through direct mail, telemarketing and book and record clubs. The Company also markets its products through other market channels, such as gift, specialty retail and convenience stores. The Company services these market channels through its sales force, and through wholesalers or jobbers servicing bookstores, gift stores, convenience stores, other retail outlets and libraries.

Certain recorded music products are also distributed to the secular markets pursuant to a domestic distribution agreement with a major record distribution company. In addition, the Company sells certain of its products for promotional purposes and sells specially designed or imprinted products to certain customers.

     The Company's direct marketing operations sell religious and inspirational products directly to consumers through a variety of direct marketing methods, including direct mail, continuity programs (selling a series of products over time) and the Company's book and record clubs. The Company's book and record clubs include the Word Family Record and Tape Club, which has approximately 300,000 members and features contemporary, traditional and gospel music, and its Book Club, Children's Record Club, Children's Book Club and Continuity Programs, which have a combined membership of approximately 200,000 members. The Company also sells products directly to churches and religious organizations by direct mail and telemarketing. The Company markets academic and contemporary books, hymnals, choral music, trade books and recorded music to approximately 90,000 churches, other religious organizations and pastors. Retail sales also are made during the summer months on a door-to-door, cash sales basis through a student sales organization operated by the Company.

     As of March 31, 1995, the Company employed a sales force of approximately 160 people. In addition, the Company contracts with approximately 120 independent sales representatives, who work on a commission basis, and maintains a 24-hour-a-day telemarketing capability to serve these accounts. These employees and sales representatives service over 50,000 retail accounts and 90,000 church and other religious organization accounts. Customer orders are usually shipped through a variety of common carriers, as well as by UPS, RPS and parcel post. No single customer accounted for more than 10% of net revenues during fiscal 1995.

     The Company contracts with a number of foreign publishers to translate the Company's English titles to foreign languages. The Company typically retains ownership rights to the titles translated. Over 200 of the titles released by the Company in fiscal 1995 were translated into foreign languages.

     The Company distributes its products internationally in South America, Europe, Australia, New Zealand, South Africa, the Far East, Mexico and Canada. In fiscal 1995, the Company's international and export operations accounted for approximately 9% of the Company's total net revenues.

     Substantially all of the Company's Bible, book and gift products are manufactured by domestic and foreign commercial printers, binders and manufacturers which are selected on the basis of competitive bids. The Company normally solicits bids from three or more domestic and foreign companies for each order and, to date, has had no difficulty in fulfilling such orders. Such work is presently concentrated among five major domestic and foreign firms, although the Company conducts business with several other printers, manufacturers and binders.

     The Company may contract separately for paper and certain other supplies used by its manufacturers. As is customary in the publishing industry, the Company maintains significant inventories of printed but unbound sheet stock, as well as finished products, in order to meet customer delivery requirements. The Company has had no difficulty in the past securing the required paper, printing and binding supplies. The music division contracts with several independent firms for the manufacture of compact discs, cassettes and printed music.

Copyrights and Royalty Agreements

     The Company customarily secures copyrights on its books, Bible editions and music in order to protect its publishing rights. Almost all of the Company's books and music products are published under royalty agreements with their respective authors or other copyright proprietors. Many of the Company's gift products incorporate copyrighted art work, which is licensed directly from the artist under a royalty agreement.

COMPETITION

     The Company believes that it is the largest publisher of Christian and inspirational books, the largest commercial publisher of Bibles in English language translations and the leading producer, distributor and publisher of Christian and inspirational music in the United States. The publishing and music divisions each compete with numerous other companies that publish and distribute Christian and inspirational books and/or music, many of which have significantly longer operating histories and larger revenue bases than the Company and certain of which are tax-exempt organizations. While the Company's prices are comparable to those of its competitors, the Company believes that its breadth of product line, established market channels, established sales forces and customer service, give it a competitive advantage.

     The most important factor with respect to the Company's competitive position is the contractual relationships it establishes and maintains with authors and recording artists. The Company competes with other book publishing, record and music publishing companies, both Christian and secular, for signing top authors, artists and songwriters, and for discovering new talent. The Company's ability to sign and re-sign popular authors, recording artists and successful songwriters depends on a number of factors, including distribution and marketing capabilities, the Company's management team and the royalty and advance arrangements offered. The Company believes its relationships with its authors, artists and songwriters, which are based on its reputation in the book publishing, recording and music publishing industries, its marketing experience and its management expertise give it a competitive advantage in signing and maintaining contracts with top Christian and inspirational authors, artists and songwriters.

     In the gift product line, the Company competes with numerous other companies, many of which have significantly longer operating histories and larger revenue bases.

Employees

     As of March 31, 1995, the Company employed approximately 1,130 persons. The Company has not suffered any work stoppages as a result of labor disputes in recent years and considers relations with its employees to be good.

Executive Officers of the Company

     Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Following is certain information regarding the executive officers of the Company:

                     Name              Age                    Position with the Company
             -------------------       ---      --------------------------------------------------
             Sam Moore                 64        Chairman of the Board, Chief Executive Officer,
                                                   President and Director
             S. Joseph Moore           32        Executive Vice President
             Joe L. Powers             49        Executive Vice President and Secretary
             Charles Z. Moore          61        Senior Vice President, International
             Ray Capp                  42        Senior Vice President, Operations
             Roland Lundy              45        President, Word Records and Music Division
             Byron O. Williamson       49        President, Word Publishing Division
             Vance Lawson              36        Vice President, Finance
             Stuart A. Heaton          39        Vice President and General Counsel
             Phyllis E. Williams       47        Treasurer


     Except as indicated below, each executive officer has been an employee of the Company as his/her principal occupation for more than the past five years.

         Sam Moore has been the Chairman of the Board, Chief Executive Officer, President and a Director of the Company since its founding in 1961.

         S. Joseph Moore was appointed Executive Vice President of the Company in 1995, and, prior to such appointment, he served as Divisional Vice President of the Company in various capacities since 1991. S. Joseph Moore is the son of Sam Moore.

         Joe L. Powers was appointed Executive Vice President of the Company in 1995 and has been the Secretary of the Company since 1990. Previously, Mr. Powers served as a Vice President of the Company since 1980.

         Charles Z. Moore has been a Vice President of the Company since 1983 and was appointed Senior Vice President, International in 1986. Charles Moore is the brother of Sam Moore.

         Ray Capp was appointed Senior Vice President, Operations of the Company in 1995. Prior to joining the Company, Mr. Capp was the President and Chief Operating Officer of Ingram Merchandising Services and Assistant to the Chairman of Ingram Distribution, Inc. since 1992 and Executive Vice President and Chief Operating Officer of Ingram Entertainment from 1987 to 1992.

         Roland Lundy has been the President of the Company's Word Records and Music Division since 1993. Mr. Lundy was formerly President of Word, Incorporated since 1989.

         Byron O. Williamson has been the President of the Company's Word Publishing Division since 1993. Mr. Williamson was formerly Executive Vice President of Word Publishing since 1988.

         Vance Lawson has been the Vice President, Finance of the Company since 1993. Mr. Lawson was formerly Vice President of Finance and Operations at Word since 1988.

         Stuart A. Heaton has been Vice President and General Counsel of the Company since 1991. Previous to that time, Mr. Heaton served as the Company's corporate counsel since 1989.

         Phyllis E. Williams has been the Treasurer of the Company since 1992. Mrs. Williams was previously Controller for the Company since 1988.

ITEM 2.  PROPERTIES

     The Company's executive, editorial, sales and production offices are located at its corporate headquarters at Nelson Place at Elm Hill Pike in Nashville, Tennessee. These facilities are housed in a 74,000 square foot building completed in 1981, which is owned by the Company subject to a mortgage securing a debt with an outstanding balance at March 31, 1995 of $2,225,000.

     The Company's major warehouse facilities are located in a building containing approximately 215,000 square feet adjacent to its corporate headquarters in Nashville, Tennessee. This building which was completed in fiscal 1978, is owned subject to a mortgage securing debt with an outstanding balance at March 31, 1995 of $475,000. An addition to the warehouse and distribution center, of approximately 120,000 square feet, was completed during fiscal 1993. This addition was financed by a $5,000,000 construction and term loan secured by a mortgage with an outstanding balance of $4,333,333 at March 31, 1995.

     The Company maintains other offices and warehouse facilities in three locations in Waco, Texas (of approximately 30,000, 30,000 and 100,000 square feet each) which are owned by the Company.

     The Company leases properties as described below:

                                                                  Square           Annual           Lease
       Location                          Use                       Feet             Rent          Expiration
- -----------------------     ------------------------------    -------------    -------------    -------------
Miami, FL                   Editorial and sales office                3,600         $ 51,000         9/95

Atlanta, GA                 Editorial office                            800         $ 10,800        10/95

Cherryville, NC             Administrative                           77,000         $ 78,000         4/98

Colorado Springs, CO        Plaza at the Rockies                      1,800         $ 18,400         9/95

Dallas, TX                  Editorial and sales office               22,100         $242,000         1/99

Nashville, TN               Creation and sales office                31,300         $362,700        11/98

Nashville, TN               Creation and sales office                31,600         $498,900         6/01

Nashville, TN               Warehousing                              85,000         $165,600        12/96

Waco, TX                    Warehousing                              56,000         $108,000        12/96

Richmond, British           Sales office and warehousing             17,000         $ 84,200         6/99
Columbia (Canada)

Milton Keyes,               Editorial and sales office               25,000         $214,500         6/11
United Kingdom


     All building improvements on the properties are brick veneer, metal or block construction and are considered adequate and suitable by the Company for the purpose for which they are used.

     The Company's machinery and equipment consists primarily of computer equipment located in Nashville and Waco; warehousing and shipping racks, conveyors and other material handling equipment located at the various warehouses; and office equipment. Such machinery and equipment are in good repair and adequate for the Company's present operations. All such equipment, other than a portion of the computer equipment which is leased under capital leases, is owned by the Company.

     The Company's physical properties are operated at approximate capacity. Additional personnel are employed as required.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the last quarter of its fiscal year ended March 31, 1995.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock and Class B Common Stock are traded on the New York Stock Exchange under the symbols TNM and TNM.B, respectively.

     Cash dividends were declared on the Company's Common Stock and Class B Common Stock in every year from 1976 through fiscal 1985 and in fiscal 1990 through 1995. Under the Company's long-term debt agreements, the Company has agreed to obtain the consent of the lenders before declaring or paying dividends, other than stock dividends, in excess of $1.6 million, plus 30% of the Company's cumulative consolidated net income earned after March 31, 1992. At March 31, 1995, approximately $4.2 million could be paid without obtaining the consent of the lenders.

     The number of holders of record of Common Stock and Class B Common Stock were approximately 1,149 and 862, respectively, as of June 22, 1995.

     Market price and dividend information is incorporated by reference to the Annual Report to Shareholders for the year ended March 31, 1995 (the "Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated by reference to the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference to the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference to the Annual Report. Includes selected quarterly financial data for the years ended March 31, 1995 and 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding the directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 24, 1995 (the "Annual Meeting"), to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Exchange Act. Information regarding the Company's executive officers is contained in Part 1 herein.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be filed with the Commission pursuant to Regulation 14A under the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be filed with the Commission pursuant to Regulation 14A under the Exchange Act.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's Proxy Statement for the Annual Meeting to be filed with the Commission pursuant to Regulation 14A under the Exchange Act.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

     The following consolidated financial statements of the Company, included in the Annual Report are incorporated by reference as set forth in Part II,
Item 8:

     Consolidated statements of income -- years ended March 31, 1995, 1994 and 1993
     Consolidated balance sheets -- March 31, 1995 and 1994
     Consolidated statements of shareholders' equity -- years ended March 31, 1995, 1994 and 1993
     Consolidated statements of cash flow -- years ended March 31, 1995, 1994 and 1993
     Notes to consolidated financial statements
     Report of Arthur Andersen LLP, Independent Public Accountants

     (a) 2.  Financial Statement Schedules

     The following consolidated financial statement schedules are included herein:
                                                                         Page
                                                                         ----
     Report of Arthur Andersen LLP, Independent Public Accountants  . . . 18
     Schedule VIII -- Valuation and Qualifying Accounts and Reserves  . . 19

     Schedules not listed above have been omitted because they are not required, inapplicable or the required information has been given in the financial statements or notes thereto.

     (a) 3.  Exhibits

     The following exhibits are included herein or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit
Number
- -------
 3.1  --  Thomas Nelson, Inc. Amended and Restated Charter (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)

 3.2  --  Thomas Nelson, Inc. Amended Bylaws (filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the
          year ended March 31, 1990 and incorporated herein by reference)

 4.1  --  Loan Agreement dated December 1, 1976, between the Company and The Industrial Development Board of
          Metropolitan Government of Nashville and Davidson County (filed as Exhibit 3 to the Company's Annual Report on
          Form 10-K for the year ended March 31, 1977 and incorporated herein by reference)

Exhibit
Number
- ------
 4.2  --  Promissory Note dated December 1, 1976, of the Company payable to The Industrial Development Board of the
          Metropolitan Government of Nashville and Davidson County (filed as Exhibit 4 to the Company's Annual Report on
          Form 10-K for the year ended March 31, 1977 and incorporated herein by reference)

 4.3  --  Deed of Trust and Security Agreement dated December 1, 1976, from the Company to Third National Bank in
          Nashville (filed as Exhibit 5 to the Company's Annual Report on Form 10-K for the year ended March 31, 1977 and incorporated herein by reference)

 4.4  --  Loan Agreement dated May 18, 1990, between the Company and The Industrial Development Board of The
          Metropolitan Government of Nashville and Davidson County (filed as Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

 4.5  --  Promissory Note dated May 18, 1990, of the Company payable to The Industrial Development Board of the
          Metropolitan Government of Nashville and Davidson County (filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

 4.6  --  Deed of Trust and Security Agreement dated May 18, 1990, from the Company to Third National Bank in Nashville
          (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)

 4.7  --  Construction and Term Loan Agreement dated March 31, 1992, between the Company and Third National Bank in
          Nashville (filed as Exhibit 4.7 to Company's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)

 4.8  --  Promissory Note dated March 31, 1992, of the Company payable to Third National Bank in Nashville (filed as
          Exhibit 4.8 to Company's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)

 4.9  --  Deed of Trust and Security Agreement dated March 31, 1992, from the Company to Third National Bank in
          Nashville (filed as Exhibit 4.9 to Company's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)

4.10  --  Credit Agreement dated as of November 30, 1992, among the Company, Third National Bank in Nashville, First
          National Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas,
          and Creditanstalt-Bankverein in New York (filed as Exhibit 28 to the Company's Form 8-K dated December 11,
          1992 and incorporated herein by reference).

4.11  --  First Amendment to Credit Agreement dated as of February 26, 1993, among the Company, Third National Bank in
          Nashville, First National Bank of Louisville, First American National Bank in Nashville, NationsBank of Texas,
          N.A. in Dallas, and Creditanstalt - Bankverein in New York.

4.12  --  Second Amendment to Credit Agreement dated as of September 19, 1994, among the Company, Third National Bank in
          Nashville, First National Bank of Louisville, First American National

Exhibit
Number
- ------
          Bank in Nashville, NationsBank of Texas, N.A. in Dallas, and Creditanstalt - Bankverein in New York.

4.13  --  Third Amendment to Credit Agreement dated as of December 23, 1994, among the Company, Third National Bank in
          Nashville, First National Bank of Louisville, First American National Bank in Nashville, NationsBank of Texas,
          N.A. in Dallas, and Creditanstalt - Bankverein in New York.

4.14  --  Fourth Amendment to Credit Agreement and First Amendment to Revolving Credit Notes dated as of March 13, 1995, among the Company, Third National Bank in Nashville, First National Bank of Louisville, First American
          National Bank in Nashville, NationsBank of Texas, N.A. in Dallas, and Creditanstalt - Bankverein in New York.

4.15  --  Indenture dated as of November 30, 1992, by and between Thomas Nelson, Inc. and Boatman's Trust Company (filed as Exhibit 4 to the Company's Form 8-K dated December 11, 1992 and incorporated herein by reference)

10.1  --  Stock Purchase Agreement dated as of September 28, 1992, by and between Thomas Nelson, Inc. and ABC Holding
          Company, Inc. (filed as Exhibit 2 to the Company's Form 8-K dated December 11, 1992 and incorporated herein by reference)

10.2  --  Agreement and Plan of Merger among the Company, PPC, Inc., Nelson Subsidiary Company, and the shareholders of
          PPC, Inc. (filed as Exhibit 10 to the Company's Quarterly Report of Form 10-Q for the quarter ended September
          30, 1994 and incorporated herein by reference)

10.3  --  Thomas Nelson, Inc. Amended and Restated 1986 Stock Incentive Plan (filed as Exhibit 4.4 to the Company's
          Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)*

10.4  --  Thomas Nelson, Inc. Amended and Restated 1986 Executive Stock Purchase Plan (filed as Exhibit 4.3 to the
          Company's Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)*

10.5  --  Thomas Nelson, Inc. Amended and Restated 1990 Deferred Compensation Option Plan for Outside Directors (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)*

10.6  --  Severance Agreement dated as of May 17, 1991 between the Company and Sam Moore (filed as Exhibit 10.6 to the
          Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)*

10.7  --  Employment Agreement dated as of July 12, 1979 and as amended June 13, 1990, between the Company and Joe L.
          Powers (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)*

10.8  --  Employment Agreement dated as of August 28, 1983 and as amended July 3, 1991, between the Company and Charles
          Z. Moore (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)*

Exhibit
Number
- ------
10.9  --  Employment Agreement dated as of January 14, 1988 and as amended July 17, 1991, between the Company and Stuart
          A. Heaton (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended March 31,
          1992 and incorporated herein by reference)*

10.10 --  Thomas Nelson, Inc. Amended and Restated 1992 Employee Stock Incentive Plan (filed as Exhibit 4.6 to the
          Company's Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)*

10.11 --  Thomas Nelson, Inc. Sales Managers' Stock Plan for the Varsity Company (filed as Exhibit 4.7 to the Company's
          Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)*

10.12 --  Employment Agreement dated as of June 23, 1993, between the Company and Vance Lawson (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference)*

10.13 --  Employment Agreement dated as of May 17, 1993, between the Company and Roland Lundy (Filed as Exhibit 10.14 to
          the Company's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference)*

10.14 --  Employment Agreement dated as of December 7, 1993, between the Company and Byron Williamson (Filed as Exhibit
          10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference)*

10.15 --  Employment Agreement dated as of December 22, 1994, between the Company and Raymond T. Capp*

11    --  Statement Re Computation of Per Share Earnings

13    --  Thomas Nelson, Inc. Annual Report to Shareholders for the year ended March 31, 1995
          (to the extent of portions specifically incorporated by reference)

21    --  Subsidiaries of the Company

23    --  Consent of independent auditors

27    --  Financial Data Schedule (for SEC use only)

      (b) No reports on Form 8-K were filed during the Company's fiscal year ended March 31, 1995.
      (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.
      (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.


____________________________

*     Management contract or compensatory plan or arrangement

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THOMAS NELSON, INC.

                            By: /s/ Sam Moore
                                ------------------------------------------------
                                Sam Moore, Chief Executive Officer and President

Date: June 27, 1995

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                Signature                                       Title                             Date
                ---------                                       -----                             ----
/s/ Sam Moore                                          Chairman of the Board of               June 27, 1995
- -------------------------------------                    Directors, Chief Executive
         Sam Moore                                       Officer and President
                                                         (Principal Executive
                                                         Officer)

/s/ Joe L. Powers                                      Executive Vice President and           June 27, 1995
- -------------------------------------                    Secretary (Principal Financial
         Joe L. Powers                                   and Accounting Officer)

/s/ Brownlee O. Currey, Jr.                            Director                               June 27, 1995
- -------------------------------------
         Brownlee O. Currey, Jr.

/s/ W. Lipscomb Davis, Jr.                             Director                               June 27, 1995
- -------------------------------------
         W. Lipscomb Davis, Jr.

/s/ Robert J. Niebel, Sr.                              Director                               June 27, 1995
- -------------------------------------
         Robert J. Niebel, Sr.

/s/ Millard V. Oakley                                  Director                               June 27, 1995
- -------------------------------------
         Millard V. Oakley

/s/ Joe M. Rodgers                                     Director                               June 27, 1995
- -------------------------------------
         Joe M. Rodgers

/s/ Cal Turner, Jr.                                    Director                               June 27, 1995
- -------------------------------------
         Cal Turner, Jr.

/s/ Andrew Young                                       Director                               June 27, 1995
- -------------------------------------
         Andrew Young

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Thomas Nelson, Inc.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thomas Nelson's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 19, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        Arthur Anderson LLP
                                        -------------------
                                        Arthur Anderson LLP

Nashville, Tennessee
May 19, 1995

                              THOMAS NELSON, INC.

                                 SCHEDULE VIII
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                       ALLOWANCES FOR TRADE ACCOUNTS RECEIVABLE
                                             ------------------------------------------------------------
                                             March 31, 1995          March 31, 1994        March 31, 1993
                                             ------------------------------------------------------------
                                                                 Reserve for Sales Returns
                                             ------------------------------------------------------------
Balance at beginning
  of period                                     $5,220,000              $6,054,000            $ 2,457,000

Additions:

  1. Charged to costs
     and expenses                                  545,000                (834,000)            (1,429,618)

  2. Charged to other
     accounts(1)                                                              -                 5,026,618

Deductions - charge-offs                                                      -                      -
                                                ----------              ----------            -----------

Balance at end of
  period                                        $5,765,000              $5,220,000            $ 6,054,000
                                                ==========              ==========            ===========



                                                               Reserve for Doubtful Accounts
                                               ------------------------------------------------------------
                                               March 31, 1995          March 31, 1994        March 31, 1993
                                               ------------------------------------------------------------
Balance at beginning
  of period                                     $3,696,000              $4,381,000             $1,007,000

Additions:

  1. Charged to costs
     and expenses                                4,446,000               1,904,644              1,207,651

  2. Charged to other
     accounts(1)                                                          (503,804)             4,594,887

Deductions - charge-offs                         4,878,000               2,085,840              2,428,538
                                                ----------              ----------             ----------

Balance at end of
  period                                        $3,264,000              $3,696,000             $4,381,000
                                                ==========              ==========             ==========



(1)  Reserves acquired in connection with acquisitions - Word in 1993.

                               INDEX TO EXHIBITS


Exhibit
Number
- ------
4.11  --   First Amendment to Credit Agreement dated as of February 26, 1993, among the Company, Third National Bank in Nashville, First National Bank
           of Louisville, First American National Bank in Nashville, NationsBank
           of Texas, N.A. in Dallas, and Creditanstalt - Bankverein in New York

4.12  --   Second Amendment to Credit Agreement dated as of September 19, 1994, among the Company, Third National Bank in Nashville, First National Bank
           of Louisville, First American National Bank in Nashville, NationsBank
           of Texas, N.A. in Dallas, and Creditanstalt - Bankverein in New York

4.13  --   Third Amendment to Credit Agreement dated as of December 23, 1994, among the Company, Third National Bank in Nashville, First National Bank
           of Louisville, First American National Bank in Nashville, NationsBank
           of Texas, N.A. in Dallas, and Creditanstalt - Bankverein in New York

4.14  --   Fourth Amendment to Credit Agreement and First Amendment to Revolving
           Credit Notes dated as of March 13, 1995, among the Company, Third
           National Bank in Nashville, First National Bank of Louisville, First
           American National Bank in Nashville, NationsBank of Texas, N.A. in
           Dallas, and Creditanstalt - Bankverein in New York

10.15 -- Employment Agreement dated as of December 22, 1994, between the Company and Raymond T. Capp.

11    --   Statement Re Computation of Per Share Earnings

13    --   Thomas Nelson, Inc. Annual Report to Shareholders for the year ended March 31, 1995 (to the extent of portions specifically incorporated by reference)

21    --   Subsidiaries of the Company.

23    --   Consent of Independent Auditors.

27    --   Financial Data Schedule (for SEC purposes only)