Form 10-Q
period 1995-06-30
NELSON THOMAS INC
filed 1995-08-11
CIK 71023

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                  (Mark One)
              [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1995

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X   No _____

     At August 9, 1995, the Registrant had outstanding 15,245,973 shares of Common Stock and 1,085,825 shares of Class B Common
Stock.



                                  Part I
Item 1. Financial Statements
                    THOMAS NELSON, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                       June 30,     March 31,    June 30,
                                         1995         1995         1994
                                      -----------  ----------   -----------
                                      (Unaudited)               (Unaudited)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents         $     686    $     779    $   1,932
    Accounts receivable, less
       allowances of $7,919,
       $9,029 and $7,606,
       respectively                      79,935       85,100       56,177
    Inventories                          76,564       69,351       70,052
    Prepaid expenses                     28,507       20,683       14,076
    Deferred tax asset                    7,714        7,714       12,673
                                      ---------    ---------    ---------
  Total Current Assets                  193,406      183,627      154,910

  PROPERTY, PLANT AND EQUIPMENT          29,824       28,510       26,550
    Less accumulated depreciation     (  13,110)   (  12,284)   (   9,174)
                                      ---------    ---------    ---------
                                         16,714       16,226       17,376
  OTHER ASSETS                           15,328       14,688       14,927
  DEFERRED CHARGES                        3,857        4,149        4,009
  GOODWILL                               31,624       31,179       32,013
                                      ---------    ---------    ---------
TOTAL ASSETS                          $ 260,929    $ 249,869    $ 223,235
                                      =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                  $  29,943    $  32,419    $  19,131
    Accrued expenses                     15,382       19,558       17,034
    Dividends payable                       538          537          428
    Current portion of long-term
       debt                                 892          892          845
    Current portion of capital
       lease obligation                     752          780          736
                                      ---------    ---------    ---------
  Total Current Liabilities              47,507       54,186       38,174
  LONG-TERM DEBT                        138,277      120,108      118,884
  CAPITAL LEASE OBLIGATION                  713           80          671
  DEFERRED TAX LIABILITY                  1,410        1,410          768
  OTHER LIABILITIES                       1,201        1,356        2,760
  SHAREHOLDERS' EQUITY
    Preferred stock, $1.00 par value,
      authorized 1,000,000 shares;
      none issued                           -            -            -
    Common stock, $1.00 par value,
      authorized 20,000,000 shares;
      issued 12,370,579, 12,362,377
      and 9,891,233 shares,
      respectively                       12,371       12,362        9,891
    Class B common stock, $1.00 par
      value, authorized 5,000,000
      shares; issued 1,085,844,
      1,067,094 and 799,933 shares,
      respectively                        1,086        1,067          800
    Additional paid-in capital           18,192       18,211       20,982
    Retained earnings                    39,642       40,538       29,704
    Foreign currency translation
      adjustments                           530          551          601
                                      ---------    ---------    ---------
  Total Shareholders' Equity             71,821       72,729       61,978
                                      ---------    ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                              $ 260,929    $ 249,869    $ 223,235
                                      =========    =========    =========

See Accompanying Notes

                    THOMAS NELSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share data)
                                                Three Months Ended
                                                     June 30,
                                             --------------------------
                                                1995           1994
                                             -----------    -----------
                                             (Unaudited)    (Unaudited)
NET REVENUES                                 $    61,106    $    49,103

EXPENSES:
  Cost of goods sold                              29,023         25,274
  Selling, general and
    administrative                                29,591         22,382
  Amortization of goodwill and
    non-compete agreements                           450            440
                                             -----------    -----------
      Total                                       59,064         48,096
                                             -----------    -----------

OPERATING INCOME                                   2,042          1,007

Other (income) expense                                49    (       46)
Interest expense                                   2,561         1,917
                                             -----------    -----------

Loss before income taxes                     (       568)   (      864)
Provision (benefit) for income taxes         (       210)   (      320)
                                             -----------    -----------
NET LOSS                                     ($      358)   ($     544)
                                             ===========    ==========


Weighted average number
  of shares outstanding                           13,567        13,364
                                             ===========    ==========

NET LOSS PER SHARE                           ($     0.03)   ($    0.04)
                                             ===========    ==========


DIVIDENDS DECLARED PER SHARE                 $     0.040    $    0.032
                                             ===========    ==========

See Accompanying Notes

                    THOMAS NELSON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                                Three Months Ended June 30,
                                                ---------------------------
                                                    1995           1994
                                                ------------    -----------
                                                 (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
  Net Loss                                       ($     358)    ($     544)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operations:
    Depreciation and amortization                     1,632          1,545
    Changes in assets and liabilities,
      net of acquisitions:
      Accounts receivable, net                        5,166          2,361
      Inventories                                (    7,214)    (    2,759)
      Prepaid expenses                           (    7,824)    (    2,627)
      Accounts payable and accrued expenses      (    6,652)    (    3,941)
      Income taxes currently payable and
        deferred                                        -       (    4,506)
                                                 -----------    -----------

Net Cash Used In Operating Activities            (   15,250)    (   10,471)
                                                 -----------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                           (      493)    (      488)
  Purchase of net assets of acquired
    companies - net of cash                             -       (      187)
  Changes in other assets and deferred charges   (    1,633)    (    3,333)
                                                 -----------    -----------

Net Cash Used in Investing Activities            (    2,126)    (    4,008)
                                                 -----------    -----------

Cash Flows From Financing Activities:
  Borrowings under line of credit                    18,169         16,266
  Payments under capital lease obligation        (      225)    (      176)
  Dividends paid                                 (      537)    (      428)
  Changes in other liabilities                   (      155)    (      239)
  Proceeds from issuance of common stock                135            -
  Common stock retired                           (      125)           -
                                                 -----------    -----------

Net Cash Provided by Financing Activities            17,262         15,423
                                                 -----------    -----------

Effect of Translation Rate Changes on Cash               21            200
                                                 -----------    -----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                   (        93)         1,144

Cash and Cash Equivalents at Beginning of
  Period                                                779            788
                                                 -----------    -----------

Cash and Cash Equivalents at End of Period       $      686     $    1,932
                                                 ==========     ==========

Supplemental Disclosures of Non-cash
  Investing and Financing Activities:
    Dividends accrued and unpaid                 $      538     $      428
    Capital lease obligations incurred to
      lease new equipment                        $      830     $      -

See Accompanying Notes

                    THOMAS NELSON, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are,in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 1995.

     The balance sheet and related information in these notes as of March 31, 1995, have been taken from the audited consolidated financial statements as of that date.

Note B - Inventories

     Inventories consisted of the following (in thousands):

                                   June 30,        March 31,        June 30,
                                     1995            1995             1994
                                   --------        ---------        --------
       Finished goods            $   67,852        $  59,116      $   61,899
       Raw materials and work
         in process                   8,712           10,235           8,153
                                 ----------        ---------      ----------
                                 $   76,564        $  69,351      $   70,052
                                 ==========        =========      ==========

Note C - Prepaid Expenses

     Prepaid expenses consisted of the following (in thousands):

                                   June 30,        March 31,        June 30,
                                     1995            1995             1994
                                   --------        ---------        --------
       Direct marketing costs    $    4,289        $   4,562      $    2,648
       Prepaid advertising            1,948            1,423             580
       Royalty and production
         costs                       17,120           11,516           9,428
       Other                          5,150            3,182           1,420
                                 ----------        ---------      ----------
                                 $   28,507        $  20,683      $   14,076
                                 ==========        =========      ==========

Note D - Other Assets

     Other assets consisted of the following (in thousands):

                                   June 30,        March 31,        June 30,
                                     1995            1995             1994
                                   --------        ---------        --------
       Prepaid royalties         $    9,820        $   9,050      $     9,152
       Copyright production
         masters, net of
         accumulated
         amortization of $1,420,
         $1,267 and $880,
         respectively                 2,268            2,089           1,279
       Non-compete agreements,
         net of accumulated
         amortization of $2,349,
         $2,121, and $1,437,
         respectively                 2,448            2,682           3,266
       Other                            792              867           1,230
                                 ----------        ---------      ----------
                                 $   15,328        $  14,688      $   14,927
                                 ==========        =========      ==========

Note E - Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

                                   June 30,        March 31,        June 30,
                                     1995            1995             1994
                                   --------        ---------        --------
       Accrued interest          $      390        $   1,247      $      197
       Accrued royalties              9,756           10,992           9,883
       Accrued payroll                2,249            4,369           1,518
       Other                          2,987            2,950           5,436
                                 ----------        ---------      ----------
                                 $   15,382        $  19,558      $   17,034
                                 ==========        =========      ==========


Note F - Cash Dividend

     On May 24, 1995, the Company's directors declared a cash dividend of $.04 per share of Common and Class B Common
Stock. The dividend is payable on August 14, 1995, to shareholders of record on July 31, 1995.


Note G - Subsequent Event

     On July 24, 1995 the Company sold 2,875,000 shares of Common Stock at $20.00 per share to a group of underwriters
in  a  registered public offering.   The net proceeds to the
Company of approximately $54.6 million will be used to repay amounts outstanding under the Company's bank credit facilities.



Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

OVERVIEW

     The table below sets forth for the periods indicated certain selected income statement data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                             Three Months Ended
                                                  June 30,
                                           ----------------------
                                             1995          1994     Increase
                                           --------       -------   --------
     Net revenues:
       Publishing
         Book                               35.5%          37.2%       18.9%
         Bible                              24.1%          22.3%       34.7%
                                           --------       -------    --------
           Total Publishing                 59.6%          59.5%       24.8%
       Music                                30.4%          30.7%       23.1%
       Gift                                  7.9%           8.4%       15.9%
       Other                                 2.1%           1.4%       89.5%
                                           --------       -------    --------
           Total Revenues                  100.0%         100.0%       24.4%
                                           --------       -------    --------

     Expenses:
       Cost of goods sold                   47.5           51.5        14.8%
       Selling, general and
         administrative                     48.4           45.5        32.2%
       Amortization of goodwill and
         non-compete agreements              0.8            0.9         2.3%
                                           --------       -------    --------
           Total Expenses                   96.7           97.9        22.8%
                                           --------       -------    --------

     Operating income                        3.3            2.1       102.8%
     Loss before income taxes               (0.9)          (1.8)        -
     Net Loss                               (0.6)          (1.1)        -

     The Company's net revenues fluctuate seasonally, with net revenues in the second and third fiscal quarters historically being greater than those in the first and fourth quarters. This seasonality is the result of increased consumer purchases of the Company's products during the traditional year-end holidays. Due to this seasonality, the Company has historically incurred a loss during the first quarter of each fiscal year. In addition, the Company's quarterly operating results may fluctuate significantly due to new product introductions, the timing of selling and marketing expenses and changes in sales and product mixes.

Results of Operations

     Net revenues for the first three months of fiscal 1996 increased by $12.0 million or 24.4% over the same period in fiscal 1995. The increase was primarily due to volume increases arising from the sales of previously released Bible products and the introduction of new book and music products. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold for the first three months of fiscal 1996 increased by $3.7 million or 14.8% over the same period in fiscal 1995 and, as a percentage of net revenues, decreased to 47.5% for the first three months of fiscal
1996 from 51.5% in the  comparable period in fiscal 1995.   The
decrease in cost of goods sold, as a percentage of net revenues, resulted from a change in the mix of product
types  and  distribution channels.   During  the first  three
months of fiscal 1996, the Company derived a greater percentage of its net revenues from direct marketing which typically have higher gross margins than sales through other distribution channels, and higher sales of proprietary publishing and music products as a percentage of total sales which also have greater gross margins than other product
types.   In  addition, the  Company  realized a  current period
benefit in gross margins as a result of price increases, though immaterial to net revenues, in anticipation of increasing component costs while still selling from existing inventory.

     Selling, general and administrative expenses for the first three months of fiscal 1996 increased by $7.2 million or 32.2% over the same period in fiscal 1995. These expenses, expressed as a percentage of net revenues, increased to 48.4% for the first three months of fiscal 1996 from 45.5% in the same period in fiscal 1995 primarily due to the increases in salaries and benefits and selling and marketing costs.
These selling and marketing costs are related to the direct marketing sales and sales of proprietary products referred to above which have relatively higher selling and marketing costs than sales of other distribution channels and product types.

     Interest  expense for  the first three  months of  fiscal
1996 increased by $0.6 million or 33.6% over the same period in fiscal 1995 due to increased borrowings.


Liquidity and Capital Resources

     The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At June 30, 1995, the Company had $77 million outstanding, and $28 million available for borrowing under its credit facilities. As previously addressed, seasonality has a major impact on the Company's revenues which in turn have a direct bearing on the level of borrowings. Subsequent to June 30, 1995, a substantial portion of the borrowings under the credit facilities were paid with the $54.6 million of net proceeds from a stock offering referred to in Note G - Subsequent Event.

     During  the  first  three   months  of  fiscal  1996,
capital expenditures  totaled approximately  $1.3  million.
During  the remainder   of  fiscal  1996,  the  Company
anticipates capital expenditures of approximately $2 million primarily consisting of warehouse improvements and computer equipment.

     The  Company   believes  cash  generated  by   operations
and borrowings available through its bank credit facilities will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 1996.


                                       PART II


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K

              Exhibit 27 - Financial Data Schedule

         (b) No Form 8-K was filed by the Company during the quarter ended June 30, 1995.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Thomas Nelson, Inc.
                                               (Registrant)


August 11, 1995                     BY     s/ Joe L. Powers
- ----------------------                ---------------------------
                                              Joe L. Powers
                                        Executive Vice President
                                       (Chief Accounting Officer)