Form 10-Q
period 1995-09-30
NELSON THOMAS INC
filed 1995-11-14
CIK 71023

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                 (Mark One)
             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1995

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


Registrant's telephone number, including area code:(615) 889-9000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

     At   November  9,  1995,   the  Registrant  had  outstanding
15,305,019 shares of Common Stock and 1,109,993 shares of Class B
Common Stock.

                                   Part I
Item 1. Financial Statements
                         THOMAS NELSON, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)
                                    September 30,    March 31,    September 30,
                                            1995           1995          1994
                                     -------------   ----------    -------------
                                      (Unaudited)                   (Unaudited)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents        $       771     $     779     $     1,165
    Accounts receivable, less
      allowances of $10,289, $9,029
      and $8,987, respectively           103,142        85,100          76,722
    Inventories                           80,573        69,351          67,041
    Prepaid expenses                      25,610        20,683          17,812
    Deferred tax asset                     7,714         7,714          12,673
                                     -------------   ----------    -------------
  Total Current Assets                   217,810       183,627         175,413

  PROPERTY, PLANT AND EQUIPMENT           16,638        16,226          17,166
  OTHER ASSETS                            16,600        14,688          13,934
  GOODWILL                                31,402        31,179          31,819
  DEFERRED CHARGES                         4,840         4,149           4,662
                                     -------------   ----------    -------------
TOTAL ASSETS                         $   287,290     $ 249,869     $   242,994
                                     =============   ==========    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                 $    34,193     $  32,419     $    24,520
    Accrued expenses                      16,786        19,558          20,402
    Dividends payable                        654           537             428
    Income taxes currently payable           -0-           -0-           3,314
    Current portion of long-term debt
     and capital lease obligation          1,466         1,672           1,638
                                     -------------   ----------    -------------
  Total Current Liabilities               53,099        54,186          50,302
  LONG-TERM DEBT                         101,898       120,108         122,773
  CAPITAL LEASE OBLIGATION                   651            80             478
  DEFERRED TAX LIABILITY AND
    OTHER LIABILITIES                      2,636         2,766           2,254
  SHAREHOLDERS' EQUITY
    Preferred stock, $1.00 par value,
      authorized 1,000,000 shares;
      none issued                             -             -               -
    Common stock, $1.00 par value,
      authorized 20,000,000 shares;
      issued 15,256,641, 12,362,377 and
      9,893,233 shares, respectively      15,257        12,362           9,893
    Class B common stock, $1.00 par value,
      authorized 5,000,000 shares; issued
      1,085,825, 1,067,094 and 799,933
      shares, respectively                 1,086         1,067             800
    Additional paid-in capital            69,787        18,211          20,990
    Retained earnings                     42,315        40,538          34,874
    Foreign currency translation
      adjustments                            561           551             630
                                     -------------   ----------    -------------
  Total Shareholders' Equity             129,006        72,729          67,187
                                     -------------   ----------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                             $   287,290     $ 249,869     $   242,994
                                     =============   ==========    =============

See Accompanying Notes






                         THOMAS NELSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars in thousands, except per share data)

                                 Six Months Ended        Three Months Ended
                                   September 30,            September 30,
                              ----------------------    ----------------------
                                  1995         1994        1995          1994
                              ----------   ----------   -----------   ----------
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

NET REVENUES                  $  142,572   $  119,615    $   81,466   $   70,512

COST AND EXPENSES:
  Cost of goods sold              72,320       60,621        43,297       35,347
  Selling, general and
    administrative                60,014       46,143        30,423       23,761
  Amortization of goodwill and
    non-compete agreements           901          877           451          437
                              ----------   ----------   -----------   ----------
       Total                     133,235      107,641        74,171       59,545
                              ----------   ----------   -----------   ----------

OPERATING INCOME                   9,337       11,974         7,295       10,967

Other income (expense)               238           98           287           52
Interest expense                   4,680        4,030         2,119        2,113
                              ----------   ----------   -----------   ----------

Income before income taxes         4,895        8,042         5,463        8,906
Provision for income taxes         1,811        2,963         2,021        3,283
                              ----------   ----------   -----------   ----------

NET INCOME                    $    3,084   $    5,079   $     3,442   $    5,623
                              ==========   ==========   ===========   ==========



Weighted average number
  of shares outstanding:
     Primary                      14,658      13,364         15,715       13,364
                              ==========   ==========   ===========   ==========

     Fully-diluted                17,941      16,599         18,998       16,599
                              ==========   ==========   ===========   ==========


NET INCOME PER SHARE:
     Primary                  $     0.21   $     0.38   $      0.22   $     0.42
                              ==========   ==========   ===========   ==========

     Fully-Diluted            $     0.21   $     0.37   $      0.21   $     0.37
                              ==========   ==========   ===========   ==========


DIVIDENDS DECLARED PER SHARE  $    0.080   $    0.064   $     0.040   $    0.032
                              ==========   ==========   ===========   ==========

See Accompanying Notes


                         THOMAS NELSON, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)

                                                 Six Months Ended September 30,
                                                 ------------------------------
                                                    1995                1994
                                                ------------       -----------
                                                 (Unaudited)        (Unaudited)
Cash Flows From Operating Activities:
  Net Income                                     $    3,084         $    5,079
  Adjustments to reconcile net income to net cash
    provided by (used in) operations:
     Depreciation and amortization                    3,419              3,085
     Loss (gain) on sale of fixed assets         (      141)               -0-
     Changes in assets and liabilities, net of
        acquisitions:
          Accounts receivable, net               (   18,042)        (   18,184)
          Inventories                            (   11,222)               252
          Prepaid expenses                       (    4,927)        (    6,363)
          Accounts payable and accrued expenses  (      998)             4,781
          Income taxes currently payable and
            deferred                                    -0-         (    1,157)
                                                 ------------       -----------

Net Cash Used In Operating Activities            (   28,827)        (   12,507)
                                                 ------------       -----------

Cash Flows From Investing Activities:
  Capital expenditures                           (    1,442)        (    1,000)
  Proceeds from sale of property, plant and
    equipment, excluding effects of disposition         494         (        2)
  Purchase of net assets of acquired companies -
    net of cash                                         -0-         (      187)
  Changes in other assets and deferred charges   (    4,746)        (    3,603)
                                                 ------------       -----------

Net Cash Used in Investing Activities            (    5,694)        (    4,792)
                                                 ------------       -----------

Cash Flows From Financing Activities:
  Net borrowings under line of credit            (   18,210)            20,155
  Payments under capital lease obligation        (      454)        (      355)
  Dividends paid                                 (    1,191)        (      855)
  Changes in other liabilities                   (      130)        (    1,508)
  Proceeds from issuance of common stock             54,597                 10
  Common stock retired                           (      109)               -0-
                                                 ------------       -----------

Net Cash Provided by Financing Activities            34,503             17,447

                                                 ------------       -----------

Effect of Translation Rate Changes                       10                229
                                                 ------------       -----------

Net Increase in Cash and Cash Equivalents        (        8)               377

Cash and Cash Equivalents at Beginning of Period        779                788
                                                 ------------       -----------

Cash and Cash Equivalents at End of Period       $      771         $    1,165
                                                 ============       ===========

Supplemental Disclosures of Non-cash Investing
  and Financing Activities:
    Capital lease obligations incurred to lease
      new equipment                              $     830          $      -0-
                                                 ============       ===========

    Dividends accrued and unpaid                 $     654          $      428
                                                 ============       ===========

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

   The balance sheet and related information in these notes as of March 31, 1995, have been taken from the audited consolidated financial statements as of that date. Certain reclassifications have been made to conform presentation of the fiscal 1995 Financial Statements with reclassifications made in fiscal 1996.


Note B - Inventories

   Components of inventories consisted of the following (in thousands):

                                    September 30,    March 31,    September 30,
                                        1995           1995           1994
                                    -------------   -----------   -------------
       Finished goods               $     70,325    $    59,116   $     58,667
       Raw materials and work
         in process                       10,248         10,235          8,374
                                    -------------   -----------   -------------
                                    $     80,573    $    69,351   $     67,041
                                    =============   ===========   =============



Note C - Cash Dividend

   On  May  24, 1995,  the  Company's directors  declared  a cash
dividend of  $.04 per share.   The dividend  was paid  August 14,
1995, to shareholders of record on July 31, 1995.

   On August 24, 1995, the Company's directors declared a cash dividend of $.04 per share. The dividend is payable November 20, 1995, to shareholders of record on November 6, 1995.


Note D - Sale of Stock

   On July 24, 1995 the Company sold 2,875,000 shares of Common Stock at $20.00 per share to a group of underwriters in a registered public offering. The net proceeds to the Company of approximately $54.6 million were used to repay amounts outstanding under the Company's bank credit facilities and for working capital requirements.


Note E - Subsequent Event

   On October 31, 1995, the Company completed its $9.00 per share all cash tender offer for the outstanding shares of common stock of The C.R. Gibson Company for approximately $67 million. The acquisition was financed primarily by a bridge loan for $60 million from senior bank creditors.

   The C.R. Gibson Company, headquartered in Norwalk, Connecticut manufactures and markets a wide range of paper, gift and stationery products, primarily under the C.R. Gibson , Creative Papers and Clinton Prints brand names. Products include baby and wedding memory books, stationery, giftwrap, greeting cards, and paper tableware.



Item  2.    Management's  Discussion and  Analysis  of  Financial
            Condition and Results of Operations

OVERVIEW

   The following table sets forth certain selected statements of income data expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                       Six Months Ended      Fiscal Year-to-Year
                                         September 30,            Increase
                                      1995          1994         (Decrease)
                                   -----------   ----------      -----------
                                       (%)           (%)             (%)
      Net revenues:
        Publishing
          Book                        33.7          34.1            17.6
          Bible                       21.8          22.1            17.4
                                   -----------   ----------
            Total Publishing          55.5          56.2            17.5
        Music                         34.3          34.7            17.9
        Gift                           8.2           8.0            23.0
        Other                          2.0           1.1           121.2
                                   -----------   ----------
            Total Revenues           100.0         100.0            19.2
                                   -----------   ----------

      Expenses:
        Cost of goods sold            50.7          50.7            19.3
        Selling, general and
          administrative              42.1          38.6            30.1
        Amortization of goodwill
          and non-compete
          agreements                   0.6           0.7             2.7
                                   -----------   ----------
             Total Expenses           93.4          90.0            23.8
                                   -----------   ----------

      Operating income                 6.6          10.0           -22.0
      Income before income taxes       3.4           6.7           -39.1
      Net Income                       2.2           4.2           -39.3


   The Company's net revenues fluctuate seasonally, with net revenues in the second and third fiscal quarters historically being greater than those in the first and fourth fiscal quarters. This seasonality is the result of increased consumer purchases of the Company's products during the traditional year-end holidays. Due to this seasonality, the Company has historically incurred a loss during the first quarter of each fiscal year. In addition, the Company's quarterly operating results may fluctuate significantly due to the seasonality of new product introductions, the timing of selling and marketing expenses and changes in sales and product mixes.

Results of Operations
---------------------

   Net revenues for the first six months of fiscal 1996 increased by $23.0 million or 19.2% over fiscal 1995 primarily due to volume increases arising from the introduction
of new products in each of the  Company's product lines.   Net
revenues increased for the first six months of fiscal 1996 over fiscal 1995 as follows: music products increased by $7.4 million or 17.9%; book products increased by $7.2 million or 17.6%; Bible products increased by $4.6 million or 17.4%; and
gift products  increased by $2.2 million  or 23.0%.   Net
revenues for the second quarter of fiscal 1996 increased by $11.0 million or 15.5% over the same period in fiscal 1995 primarily due to volume increases arising from the introduction
of new products in each of the Company's product  lines.    Net
revenues increased  for  the  second  quarter of  fiscal 1996
over fiscal  1995 as follows:   music products increased  by $4.1
million or 15.8%; book products increased by $3.0 million or 12.7%; Bible products increased by $1.4 million or 9.8%; and gift products increased by $1.6 million or 28.5%. Price increases did not have a material effect on net revenues for either period.

  The Company's cost of goods sold for the first six months of fiscal 1996 increased by $11.7 million or 19.3% over the same period  in  fiscal 1995 and, as  a percentage of net
revenues,  remained unchanged at 50.7%.   Cost of goods sold for
the second fiscal quarter increased by $8.0 million or 22.5% over the same period in fiscal 1995 and, as a percentage of net
revenues,  increased from  50.1%  to 53.1%.   The increase of
cost of goods sold, as a percentage of net revenues, was primarily the result of a shift in the mix of sales revenues within the Company's Music Division from proprietary music products to non-proprietary (distributed) music products. Distributed music products have lower gross margins for the Company because the producer of the product bears all
development and marketing costs.   This distributed product
revenue increase resulted from the timing and popularity of distributed product releases.

   Selling, general and administrative expenses for the first six months of fiscal 1996 increased by $13.9 million or 30.1%
and for the quarter  by $6.7 million  or 28.0%.   These
expenses, expressed as a percentage of net revenues, increased to 42.1% for the first six months of fiscal 1996 from 38.6% for the same period in fiscal 1995, and increased to 37.3% for the second quarter from 33.7% for the same period in
fiscal  1995.   These increases  resulted from  higher than
anticipated sales and marketing program costs within the Music Division incurred to increase sales of proprietary product and the delay in marketing of product of one of the
Company's artists.   In addition, the  expansion of  certain
direct marketing  programs beyond the  Company's  capacity  for
fulfillment  combined  with   a  more competitive direct
marketing sales environment resulted in increased advertising, bad debt and freight costs as a percentage of revenues. Costs incurred in connection with the development of alternative media products and channels in the Royal Media Division also adversely impacted selling, general and administrative expenses
as a percentage of net revenues.   The Company has implemented
several initiatives to improve operating margins, including reducing salaries and benefits, suspending the developmental components of the Royal Media Division and limiting the Company's testing of new product offerings and sale of existing product offerings through direct marketing.

   Interest expense increased 16.1% and 0.3% for the first six months and second quarter, respectively, over the same period in fiscal 1995 due to increased average borrowings for the first three months of the fiscal year and increased average interest rates.


Liquidity and Capital Resources
-------------------------------

   The  primary sources  of  liquidity to  meet  the Company's
future obligations  and  working  capital   needs  are  cash
generated from operations and borrowings available under bank credit facilities. At September 30, 1995, the Company had $41
million outstanding,  and $64 million  available   for  borrowing
 under  its  credit   facilities.  Seasonality has a major impact
on the Company's revenues which in turn have a direct bearing on the level of borrowings. On July 18, 1995, the Company consummated the sale of 2,875,000 shares of its Common Stock with net proceeds to the Company of approximately $54.6 million. The net proceeds were used to repay a portion of the borrowings under the credit facilities.

   During   the  six   months  ended   September  30,   1995,
capital expenditures totaled approximately $2.2 million.   The
Company has no plans that will require significant capital expenditures for the remainder of fiscal 1996 in excess of the $3 million planned expenditures for the year.

   On   October  31,  1995,  the  Company,   through  a  wholly
owned subsidiary, Nelson Acquisition Corp., completed its $9.00 per share cash tender offer (the "Offer") for all of the outstanding shares of common stock of The C.R. Gibson Company. The aggregate consideration paid of approximately $67 million was financed pursuant to the Company's bank credit facilities and a bridge loan with the Company's senior lenders in the aggregate principal amount of $60 million. Borrowings under the bridge loan mature on December 31, 1995.

   As a result of the Gibson stock purchase and expanding working capital needs, during November 1995, the Company intends to amend its bank credit facilities to provide for
aggregate facilities of $185 million.   The Company intends to
repay the $60 million bridge loan with proceeds from the amended bank credit facilities.



                                PART II


Item 4.  Submission  of  Matters  to  a Vote  of  Security
         Holders  at the  Company's Annual  Meeting  of
         Shareholders, which was held on August 24, 1995, the following proposal was approved:

         (a) The election of three directors in Class One to serve for a term of three years and one director in Class Two to serve for a term of two years expiring at the Annual Meeting of Shareholders to be held in 1998 and 1997, respectively, or until their successors are duly elected and qualified. The persons nominated for election to the Board of Directors received the number of total votes (Common and Class B) shown opposite their respective names:




                                  For           Against         Withheld
                              ------------    ------------     -----------
        Sam Moore             16,893,717        23,530           106,366
        Andrew Young          16,893,717        25,135            44,948
        Cal Turner, Jr.       16,893,717        23,530            23,803
        S. Joseph Moore       16,893,717        23,530           108,175


         (b) An amendment to the Company's Amended and Restated 1992 Employee Stock Incentive Plan to
              (i) increase the number of shares issuable thereunder, (ii) to limit the amount of stock-based awards that may be granted to any single officer or key employee during any consecutive three year period, (iii) to provide for the issuance of annual stock option grants to the Company's outside directors and (iv) to extend the term during which awards may be made under the Stock Incentive Plan. The amendment received the following number of total votes (Common and Class
              B).

                                  For           Against         Withheld
                              ------------    ------------     -----------
        Amendment             10,939,859       1,165,088        3,213,083


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item  601 of Regulation S-K

              Exhibit 27 - Financial Data Schedule


         (b) No Form 8-K was filed by the Company during the quarter ended September 30, 1995.


                              SIGNATURES

   Pursuant  to  the requirements  of the  Securities Exchange
Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Thomas Nelson, Inc.
                                        (Registrant)

November 14, 1995                BY   /s/ Joe L. Powers
-------------------                 ------------------------
                                         Joe L. Powers
                                    Executive Vice President
                                   (Chief Accounting Officer)