Form 10-Q
period 1995-12-31
NELSON THOMAS INC
filed 1996-02-15
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549


                            FORM 10-Q


                            (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended December 31, 1995

 [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    Commission file number 0-4095


                         THOMAS NELSON, INC.

       (Exact name of Registrant as specified in its charter)


      Tennessee                                62-0679364
 (State or other jurisdiction of             (I.R.S. Employer
incorporation or organization            Identification number)


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

     At  February  13,  1996,  the  Registrant   had  outstanding
16,004,368 shares of Common Stock and 1,112,075 shares of Class B
Common Stock.


                                   Part I
Item 1. Financial Statements
                     THOMAS NELSON, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                      December 31,   March 31,   December 31,
                                         1995          1995          1994
                                      ------------  -----------  ------------
                                      (Unaudited)                (Unaudited)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents         $     3,368   $      779   $    1,564
      Accounts receivable,
        less allowances of $13,571,
        $9,029 and $13,057
        respectively                      112,049       85,100       82,673
      Inventories                          98,479       69,351       65,468
      Prepaid expenses                     24,746       20,683       17,353
      Deferred tax asset                   11,649        7,714       12,673
                                      ------------  -----------  ------------
  Total Current Assets                    250,291      183,627      179,731

  PROPERTY, PLANT AND EQUIPMENT            37,157       16,226       17,000
  OTHER ASSETS                             23,469       14,688       16,469
  GOODWILL                                 75,582       31,179       31,618
  DEFERRED CHARGES                          4,375        4,149        3,530
                                     ------------   -----------  ------------
TOTAL ASSETS                         $    390,874   $  249,869   $  248,348
                                     ============   ===========  ============

LIABILITIES AND SHAREHOLDERS'
EQUITY
  CURRENT LIABILITIES
    Accounts payable                 $    30,285    $   32,419   $   22,070
    Accrued expenses                      28,265        19,558       18,893
    Dividends payable                        657           537          428
    Income taxes currently
      payable                              2,157           -0-        5,050
    Current portion of long-term
      debt and capital lease
      obligation                           2,792         1,672        1,657
                                     ------------   -----------  ------------
  Total Current Liabilities               64,156        54,186       48,098

  LONG-TERM DEBT                         191,160       120,108      126,636
  CAPITAL LEASE OBLIGATION                   726            80          281
  DEFERRED TAX LIABILITY AND
    OTHER LIABILITIES                     7,510          2,766        2,181
  SHAREHOLDERS' EQUITY
    Preferred stock, $1.00 par
      value, authorized 1,000,000
      shares; none issued                    -              -            -
    Common stock, $1.00 par value,
      authorized 20,000,000 shares;
      issued 15,305,019, 12,362,377
      and 9,895,678 shares,
      respectively                       15,305         12,362        9,896
    Class B common stock, $1.00 par
      value, authorized 5,000,000
      shares; issued 1,109,993,
      1,067,094 and 795,233 shares,
      respectively                        1,110          1,067          795
    Additional paid-in capital           69,678         18,211       20,963
    Retained earnings                    41,871         40,538       39,017
    Deferred Compensation           (     1,050)            -            -
    Foreign currency translation
      adjustments                           408            551          481
                                    ------------    -----------  ------------
  Total Shareholders' Equity            127,322         72,729       71,152
                                    ------------    -----------  ------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $   390,874     $  249,869   $  248,348
                                    ============    ===========  ============
See Accompanying Notes

                     THOMAS NELSON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)

                                Nine Months Ended        Three Months Ended
                                   December 31,             December 31,
                               1995          1994        1995         1994
                            ----------    ----------   ----------  ---------
                            (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
NET REVENUES                $  230,018   $  190,701   $   87,446  $   71,086

COST AND EXPENSES:
  Cost of goods sold           118,241       96,255       45,921      35,634
  Selling, general and
    administrative              95,715       71,394       35,701      25,251
  Amortization of goodwill
    and non-compete
    agreements                   1,354        1,197          453         320
                            ----------   ----------   ----------  ----------
       Total                   215,310      168,846       82,075      61,205
                            ----------   ----------   ----------  ----------

OPERATING INCOME                14,708       21,855        5,371       9,881

Other income (expense)             658          164          420          66
Interest expense                 7,858        6,330        3,178       2,300
                            ----------   ----------   ----------  ----------

Income before income taxes       7,508       15,689        2,613       7,647
Provision for income taxes       2,776        5,795          967       2,832
                            ----------   ----------   ----------  ----------

NET INCOME                  $    4,732   $    9,894   $    1,646  $    4,815
                            ==========   ==========   ==========  ==========

Weighted average number
  of shares outstanding:
    Primary                     15,310       13,365       16,484     13,365
                            ==========   ==========   ==========  ==========

    Fully-diluted               18,545       16,600       19,719     16,600
                            ==========   ==========   ==========  ==========

NET INCOME PER SHARE:
    Primary                 $     0.31   $     0.74   $     0.10  $    0.36
                            ==========   ==========   ==========  ==========

    Fully-Diluted           $     0.31   $     0.69   $     0.10  $    0.32
                            ==========   ==========   ==========  ==========

DIVIDENDS DECLARED PER
SHARE                       $    0.120   $    0.096   $    0.040  $   0.032
                            ==========   ==========   ==========  ==========

See Accompanying Notes

                     THOMAS NELSON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                              Nine Months Ended December 31,
                                                 1995               1994
                                              -----------        -----------
                                              (Unaudited)        (Unaudited)
Cash Flows From Operating Activities:
  Net Income                                  $     4,732        $     9,894
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operations:
      Depreciation and amortization                 6,110              4,451
      Gain on sale of fixed assets            (       502)               -0-
  Changes in assets and liabilities,
    net of acquisitions:
      Accounts receivable, net                (     8,535)       (    24,135)
      Inventories                             (    15,683)             1,825
      Prepaid expenses                        (     6,421)       (     9,601)
      Accounts payable and accrued expenses   (     8,854)               822
      Income taxes currently payable and
        deferred                                    2,157                324
                                              -----------        -----------

Net Cash Used In Operating Activities         (    26,996)       (    16,420)
                                              -----------        -----------

Cash Flows From Investing Activities:
  Capital expenditures                        (     2,988)       (     1,550)
  Proceeds from sale of fixed assets                  903        (         2)
  Purchase of net assets of acquired
    companies - net of cash                   (    69,527)       (       187)
  Changes in other assets and deferred
    charges                                   (     1,965)       (     1,787)
                                              -----------        -----------

Net Cash Used in Investing Activities         (    73,577)       (     3,526)
                                              -----------        -----------

Cash Flows From Financing Activities:
  Borrowings under line of credit                  59,753             24,350
  Payments on capital leases                  (       694)       (       537)
  Payments on long-term debt                  (     8,252)       (       408)
  Dividends paid                              (     1,848)       (     1,283)
  Changes in other liabilities                (       107)       (     1,462)
  Proceeds from issuance of common stock           54,611                 10
  Common stock retired                        (       158)       (        28)
                                              -----------        -----------

Net Cash Provided by Financing Activities         103,305             20,642
                                              -----------        -----------

Effect of Translation Rate Changes            (       143)                80
                                              -----------        -----------

Net Increase in Cash and Cash Equivalents           2,589                776

Cash and Cash Equivalents at Beginning of
  Period                                              779                788
                                              -----------        -----------

Cash and Cash Equivalents at End of Period    $     3,368        $     1,564
                                              ===========        ===========
Supplemental Disclosures of Non-
  cash Investing and Financing Activities:
    Capital lease obligations incurred
      to lease new equipment                  $       830        $        -
                                              ===========        ===========
    Dividends accrued and unpaid              $       657        $       428
                                              ===========        ===========
See Accompanying Notes

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

   The balance sheet and related information in these notes as of March 31, 1995, have been taken from the audited consolidated financial statements as of that date. Certain reclassifications have been made to conform presentation of the fiscal 1995 Financial Statements with fiscal 1996 presentation.


Note B - Inventories

   Components of inventories consisted of the following (in thousands):

                                    December 31,    March 31,   December 31,
                                        1995          1995          1994
                                    ------------    ---------   ------------
      Finished goods                $     78,040    $  59,116   $     57,767
      Raw materials and work in
        process                           20,439       10,235          7,701
                                    ------------    ---------   ------------
                                    $     98,479    $  69,351   $     65,468
                                    ============    =========   ============


Note C - Cash Dividend

   On  May  24, 1995,  the  Company's directors  declared  a cash
dividend of  $.04 per share.   The dividend  was paid  August 14,
1995, to shareholders of record on July 31, 1995.

   On August 24, 1995, the Company's directors declared a cash dividend of $.04 per share. The dividend was paid November 20, 1995, to shareholders of record on November 6, 1995.

   On November 21, 1995, the Company's directors declared a cash dividend of $.04 per share. The dividend is payable February 19, 1996, to shareholders of record on February 5, 1996.


Note D - Sale of Stock

   On July 24, 1995 the Company sold 2,875,000 shares of Common Stock at $20.00 per share to a group of underwriters in a registered public offering. The net proceeds to the Company of approximately $54.6 million were used to repay amounts outstanding under the Company's bank credit facilities.


Note E - Acquisition

   On November 7, 1995, the Company completed its $9.00 per share cash tender offer for the outstanding shares of common stock of The C.R. Gibson Company ("Gibson") for approximately $67 million. The acquisition was financed primarily by a bridge loan for $60 million from senior bank creditors. On December 13, 1995, the Company amended its bank credit facilities to provide for aggregate facilities of $185 million and used a portion of the proceeds to repay the bridge loan.

   Gibson, headquartered in Norwalk, Connecticut, manufactures and markets a wide range of paper, gift and stationery products, primarily under the C.R. Gibson , Creative Papers and Clinton Prints brand names. Products include baby and wedding memory books, stationery, giftwrap, greeting cards, and paper tableware.

   The acquisition has been accounted for as a purchase, and Gibson's results of operations are included in the Company's consolidated financial statements since the date of acquisition. The total acquisition cost has been allocated to the net assets acquired based on the information currently available as to the estimated fair values. An evaluation of the acquired assets and liabilities is in progress. Upon completion of the evaluation, net additions or reduction, if any, in the fair values currently assigned will be credited, or charged, to cost in excess of fair value of assets acquired (goodwill).

   The following unaudited pro forma information combines the consolidated results of operations of the Company and Gibson as if the acquisition had occurred on April 1, 1994, after giving effect to amortization of goodwill and interest expense on borrowings to finance the acquisition. The pro forma information is not necessarily indicative of the results of operations which would have actually been obtained during such periods. While the Company believes that it will realize certain long-term synergies through the integration of certain operating functions, there can be no assurances that such synergies can be realized, and no amounts have been reflected in the pro forma adjustments to reflect such anticipated synergies.

                                 Nine Months Ended December 31,
                                    1995              1994
                                 ------------      -----------
                          (Dollars in thousands, except per share data)
    Net Revenues                  $   270,547      $   241,122
    Net Income                   ($     1,446)     $     9,037
    Net Income Per Share
      (Primary)                  ($       .09)     $       .68

Note F - Subsequent Event

   On January 3, 1996, the Company issued $35 million of 6.90% Series A Senior Notes due 2007 (the "Series A Notes") and $15 million of 6.65% Series B Senior Notes due 2005 (the "Series B Notes"). The Series A Notes and Series B Notes are unsecured. Interest on the Series A Notes and Series B Notes is payable semiannually on the last day of June and December of each year commencing June 30, 1996. Principal payments in the amount of $3.5 million are due on the Series A Notes on the last day of each June and December commencing June 30, 2003. Principal payments in the amount of approximately $1.15 million are due on the Series B Notes on the last day of each June and December, of each year commencing December 31, 1999. The Company used the net proceeds of the Series A Notes and Series B Notes to reduce the borrowings outstanding under its bank credit facilities and, in turn, the aggregate amounts available for borrowing pursuant to the bank credit facilities was reduced from $185 million to $135 million on January 3, 1996.


Item  2.    Management's  Discussion and  Analysis  of  Financial
           Condition and Results of Operations

OVERVIEW

   The following table sets forth certain selected statements of income data expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                    Nine Months Ended    Fiscal Year-to-Year
                                       December 31,           Increase
                                 -----------------------     (Decrease)
                                    1995         1994
                                 ----------   ----------     ----------
                                    (%)          (%)             (%)
      Net revenues:
        Publishing:
          Book                      30.7         31.7            17.0
          Bible                     23.0         22.3            24.5
                                 ----------   ----------
            Total publishing        53.7         54.0            20.1

        Music                       31.3         34.9             8.1
        Gift                        12.7          8.8            73.0
        Other                        2.3          2.3            22.2
                                 ----------   ----------
            Total revenues         100.0        100.0            20.6
                                 ----------   ----------
      Expenses:
        Cost of goods sold          51.4         50.5            22.8
        Selling, general and
          administrative            41.6         37.4            34.1
        Amortization of goodwill
          and non-compete
          agreements                 0.6          0.6            13.1
                                 ----------   ----------
            Total expenses          93.6         88.5            27.5
                                 ----------   ----------

      Operating income               6.4         11.5           (32.7)
      Income before income
        taxes                        3.3          8.2           (52.1)
      Net income                     2.1          5.2           (52.2)

   The Company's net revenues fluctuate seasonally, with net revenues in the first fiscal quarter being lower than those for the remainder of the year. This seasonality is the result of increased consumer purchases of the Company's products during the traditional holiday periods. Due to this seasonality, the Company has historically incurred a loss during the first quarter of each fiscal year. In addition, the Company's quarterly operating results may fluctuate significantly due to the seasonality of new product introductions, the timing of selling and marketing expenses and changes in sales and product mixes.


Results of Operations

   Net revenues for the first nine months of fiscal 1996 increased by $39.3 million or 20.6% over the comparable period in fiscal 1995 primarily due to volume increases arising from the introduction of new products in each of the Company's product lines and the purchase of Gibson on October 31, 1995. Net revenues increased for the first nine months of fiscal 1996 over the comparable period in fiscal 1995 as follows: gift products increased by $12.3 million or 73.0%; Bible products increased by $10.4 million or 24.5%; book products increased by $10.2 million or 17.0%; and music products increased by $5.4 million or 8.1%. Net revenues for the third quarter of fiscal 1996 increased by $16.4 million or 16.3% over the same period in fiscal 1995 primarily due to volume increases arising from the introduction of new products in each of the Company's product lines and the purchase of Gibson on October 31, 1995. Net revenues increased for the third quarter of fiscal 1996 over the same period in fiscal 1995 as follows: gift products increased by $10.1 million or 138.5%; Bible products increased by $5.7 million or 35.5%; and book products increased by $1.9 million or 9.4%. Net revenues decreased for the third quarter of fiscal 1996 from fiscal 1995 for music products by $2.2 million or 8.7%. Of the increase in net revenues derived from gift products, approximately $8 million was attributed to Gibson for the first nine months and the third quarter. Price increases did not have a material effect on net revenues.

   The Company's cost of goods sold for the first nine months of fiscal 1996 increased by $22.0 million or 22.8% over the same period in fiscal 1995 and, as a percentage of net revenues, increased from 50.5% to 51.4%. Cost of goods sold for the third fiscal quarter increased by $10.3 million or 28.9% over the same period in fiscal 1995 and, as a percentage of net revenues, increased from 50.1% to 52.5%. The increase of cost of goods sold, as a percentage of net revenues, was primarily the result of a shift in the mix of sales revenues within the Company's Music Division from proprietary music products to non-proprietary (distributed) music products. Distributed music products have lower gross margins. This distributed product revenue increase resulted from the timing and popularity of distributed product releases.

   Selling, general and administrative expenses for the first nine months of fiscal 1996 increased by $24.3 million or 34.1% and for the quarter by $10.5 million or 41.4% over the comparable period in fiscal 1995. These expenses, expressed as a percentage of net revenues, increased to 41.6% for the first nine months of fiscal 1996 from 37.4% for the same period in fiscal 1995, and increased to 40.8% for the third quarter from 35.5% for the same period in fiscal 1995. These increases resulted from higher than anticipated sales and marketing program costs within the Music Division incurred to increase sales of proprietary product. In addition, the expansion of certain direct marketing programs beyond the Company's capacity for fulfillment combined with a more competitive direct marketing sales environment resulted in increased advertising, bad debt and freight costs as a percentage of revenues. Costs incurred in connection with the development of alternative media products and channels in the Royal Media Division also adversely impacted selling, general and administrative expenses as a percentage of net revenues. The Company has implemented several initiatives to improve operating margins, including reducing salaries and benefits, suspending the developmental components of the Royal Media Division and limiting the Company's testing of new product offerings and sale of existing product offerings through direct marketing.

   Interest expense increased 24.1% and 38.2% for the first nine months and third quarter, respectively, over the same period in fiscal 1995 due to increased average borrowings for the first quarter of the fiscal year for working capital needs and for the third quarter for the Gibson acquisition and increased average interest rates.


Liquidity and Capital Resources

   The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At December 31, 1995, the Company had $119.3 million outstanding, and $65.7 million available for borrowing under its credit facilities. Seasonality has a major impact on the Company's revenues which in turn have a direct bearing on the level of borrowings. On July 18, 1995, the Company consummated the sale of 2,875,000 shares of its Common Stock with net proceeds to the Company of approximately $54.6 million. The net proceeds were used to repay a portion of the borrowings under the credit facilities.

During the nine months ended December 31, 1995, capital expenditures totaled approximately $3.0 million. The Company has no plans that will require significant capital expenditures for the remainder of fiscal 1996.

   On October 31, 1995, the Company, through a wholly owned subsidiary, Nelson Acquisition Corp., completed its $9.00 per share cash tender offer for all of the outstanding shares of common stock of The C.R. Gibson Company. The aggregate consideration paid of approximately $67 million was financed pursuant to the Company's bank credit facilities and a bridge loan with the Company's senior lenders in the aggregate principal amount of $60 million.

   As a result of the Gibson stock purchase and expanding working capital needs, on December 13, 1995 the Company amended its bank credit facilities to provide for aggregate facilities of $185 million and used a portion of the proceeds to repay the $60 million bridge loan.

   On January 3, 1996, the Company issued $35 million of 6.90% Series A Senior Notes due 2007 (the "Series A Notes") and $15 million of 6.65% Series B Senior Notes due 2005 (the "Series B Notes"). The Series A Notes and Series B Notes are unsecured. Interest on the Series A Notes and Series B Notes is payable semiannually on the last day of June and December of each year commencing June 30, 1996. Principal payments in the amount of $3.5 million are due on the Series A Notes on the last day of each June and December commencing June 30, 2003. Principal payments in the amount of approximately $1.15 million are due on the Series B Notes on the last day of each June and December, of each year commencing December 31, 1999. The Company used the net proceeds of the Series A Notes and Series B Notes to reduce the borrowings outstanding under its bank credit facilities and, in turn, the aggregate amounts available for borrowing pursuant to the bank credit facilities was reduced from $185 million to $135 million on January 3, 1996.


                             PART II

Item 6. Exhibits  and  Reports on Form 8-K

        (a) Exhibits required by Item 601 of Regulation S-K

            Exhibit
            Number
            -------
             2     - Tender Offer  and Merger Agreement, dated
                     as of September 13,  1995,  as  amended  by
                     Amendment No.1, dated  as of October 16,
                     1995, among  the Company,  Nelson
                     Acquisition  Corp.  and Gibson (filed as
                     Exhibits (c)(1)  and (c)(14)  to the
                     Company's  joint  Tender   Offer  Statement
                     on Schedule 14D-1/Schedule 13D  filed
                     September 19, 1995, as amended, and is
                     incorporated herein  by reference).

             4.1  -  Amended and Restated Credit Agreement,
                     dated as of December 13, 1995 and as amended
                     January 3, 1996,   among   the   Company,
                     SunTrust Bank, Nashville,   N.A.,   National
                     City   Bank   of Louisville,  First
                     American  National  Bank  in Nashville,
                     Nationsbank of Texas, N.A. in Dallas, and
                     Creditanstalt-Bankverein in New York.

             4.2  -  Note Purchase  Agreement dated January 3,
                     1996, among  the  Company,  The  Prudential
                     Insurance  Company  of   America  and
                     Metropolitan   Life  Insurance Company.

             27   -  Financial Data Schedule


        (b) A Current Report of Form 8-K dated November 21, 1995 (the "Form 8-K"), was filed by the Company
             on  November  21,   1995.  The  Form   8-K  included
             information required pursuant to Item 2 thereunder relating to the acquisition by the Company of
             all  of  the issued   and  outstanding  capital
             stock of Gibson consummated on November 7, 1995, in accordance with the terms of the Tender Offer and Merger Agreement. Required financial statements and pro forma financial information were not filed with the Form 8-K, in accordance with
             applicable  rules.    The following  financial
             statements and pro forma financial information were filed on January 19, 1996, under cover of a Form 8-K/A amending the Form 8-K:

             i. The C.R. Gibson Company Consolidated Balance Sheets at December 31, 1994 and 1993
             ii.  The  C.R.  Gibson Company Consolidated
                  Statements of  Operations   for  the  years
                  ended December  31,  1994 and 1993
             iii. The  C.R. Gibson  Company Consolidated
                  Statements of  Cash  Flows  for  the  years
                  ended  December 31, 1994 and 1993
             iv.  The  C.R. Gibson  Company Consolidated
                  Statements  of  Shareholders' Equity at
                  December  31, 1994 and 1993
             v.   The   C.R.   Gibson   Company   Unaudited
                  Condensed Consolidated Balance Sheet at
                  September 30, 1995
             vi.  The  C.R. Gibson  Company Unaudited Condensed
                  Consolidated Statement of Income   for   the
                  nine months   ended  September 30, 1995
             vii. The  C.R.  Gibson Company Unaudited Condensed
                  Consolidated Statement of Cash  Flows for  the
                  nine  months   ended  September 30, 1995
             viii.Thomas  Nelson,  Inc. and  Subsidiaries
                  Unaudited Pro   Forma  Consolidated Balance
                  Sheet at September 30, 1995
             ix.  Thomas  Nelson, Inc.  and  Subsidiaries
                  Unaudited Pro   Forma  Consolidated Statements
                  of  Income for the   six   months  ended
                  September 30, 1995
             x.   Thomas Nelson,  Inc. and  Subsidiaries
                  Unaudited Pro Forma Consolidated Statements of Income for the six months ended September 30, 1994
             xi.  Thomas  Nelson, Inc.  and Subsidiaries
                  Unaudited Pro Forma Consolidated Statements of Income for the twelve months ended March 31, 1995


                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Thomas Nelson, Inc.
                                          (Registrant)


   February 14, 1996          BY      /s/ Joe L. Powers
-----------------------           --------------------------
                                        Joe L. Powers
                                   Executive Vice President
                                  (Chief Accounting Officer)