Form 10-K
period 1996-03-31
NELSON THOMAS INC
filed 1996-07-03
CIK 71023

"THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10-K
FILED ON JULY 2, 1996, PURSUANT TO A RULE 201 TEMPORARY
HARDSHIP EXEMPTION."


=================================================================
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                        -----------------
                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               Commission file number
   March 31, 1996                               0-4095
                       --------------------

                       THOMAS NELSON, INC.
      (Exact name of Registrant as specified in its charter)

          Tennessee                          62-0679364
(State or other jurisdiction of         (I.R.S. employer
incorporation organization          identification number)

Nelson Place at Elm Hill Pike, Nashville, Tennessee  37214-1000
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code: (615)889-9000

   Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
Title of each class                        which registered
- -------------------                      ------------------------
Common Stock, Par Value $1.00 per share   New York Stock Exchange
Class B Common Stock, Par Value $1.00     New York Stock Exchange
      per share

     Securities registered pursuant to Section 12(g) of the Act:
                               None
                         (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.  YES [X]  NO [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 26, 1996, the Registrant had outstanding 16,006,183 shares of common stock and 1,112,075 shares of Class B common stock. On such date the aggregate market value of shares of common stock and Class B common stock held by nonaffiliates was approximately $181.1 million. The market value calculation was determined using the closing sales price of the Registrant's common stock and Class B common stock on June 26, 1996, as reported on The New York Stock Exchange, and assumes that all shares beneficially held by executive officers and the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of such officers and directors individually disclaims.

=================================================================



                   DOCUMENTS INCORPORATED BY REFERENCE

                                             Documents from which portions
   Part of Form 10-K                         are incorporated by reference
- ------------------------------               -----------------------------
PART II

 Item 5 -  Market for Company's             Page 41 of the Annual Report to
           Common Equity and                  Shareholders for year ended
           Related Shareholder                March 31, 1996 (market price
           Matters                            and dividend information only)

 Item 6 -  Selected Financial               Page 16 of Annual Report to
           Data                               Shareholders for year ended
                                              March 31, 1996

 Item 7 -  Management's                     Page 17 to 21 of Annual Report to
           Discussion and                     Shareholders for year ended
           Analysis  of  Financial            March 31, 1996
           Condition  and  Results
           of Operations

 Item 8 -  Financial    Statements          Page 22 to 40 of Annual Report to
           and Supplementary Data             Shareholders for year ended
                                              March 31, 1996
PART III

 Item 10 -   Directors   and   Executive    To be included in Company's Proxy
             Officers of the Company        Statement for the Annual Meeting
                                            of Shareholders to be held
                                            August 22, 1996, to be filed with
                                            the Securities and Exchange
                                            Commission pursuant to Regulation
                                            14A under the Securities Exchange
                                            Act of 1934, as amended.

 Item 11 -   Executive Compensation         To be included in Company's Proxy
                                            Statement for the Annual Meeting
                                            of Shareholders to be held
                                            August 22, 1996, to be filed with
                                            the Securities and Exchange
                                            Commission pursuant to Regulation
                                            14A under the Securities Exchange
                                            Act of 1934, as amended.

 Item 12 -   Security    Ownership    of    To be included in Company's Proxy
             Certain  Beneficial  Owners    Statement for the Annual Meeting
             and Management                 of Shareholders to be held
                                            August 22, 1996, to be filed with
                                            the Securities and Exchange
                                            Commission pursuant to Regulation
                                            14A under the Securities Exchange
                                            Act of 1934, as amended.

 Item 13 -   Certain Relationships and      To be included in Company's Proxy
             Related Transactions           Statement for the Annual Meeting
                                            of Shareholders to be held
                                            August 22, 1996, to be filed with
                                            the Securities and Exchange
                                            Commission pursuant to Regulation
                                            14A under the Securities Exchange
                                            Act of 1934, as amended.

                             PART I

Item 1.  BUSINESS

      Thomas Nelson, Inc. (the "Company") is a leading publisher, producer and distributor of books and recorded music emphasizing Christian, inspirational and family value themes, and believes it is the largest commercial publisher of the Bible in English
language translations.   The  Company also designs,  manufactures
and markets a broad line of gift and stationery products. The Company believes it is the largest publisher of Christian and
inspirational  books   and  the  largest   producer  of  recorded
Christian music in the United States and the fourth largest manufacturer of gift and stationery items in the world.

     The Company, incorporated under the laws of the State of Tennessee in 1961, has grown significantly over the last five years through a combination of internal product development, expanded product distribution and acquisitions. In November 1992, the Company acquired Word, Incorporated ("Word"), a leading producer and publisher of Christian music with complementary operations in Christian and inspirational book publishing. The Company also has enhanced its position in the gifts products market and related distribution channels through its March 1994 combination with PPC, Inc. ("Pretty Paper"), a designer and manufacturer of gift products and collections, and through the acquisition of The C.R. Gibson Company ("C.R. Gibson"), effective October 31, 1995. C.R. Gibson, based in Norwalk, Connecticut, is a leading designer, manufacturer and distributor of paper gift products, including baby and wedding memory books, stationery, gift wrap, greeting cards and other products.

     During the fourth quarter of fiscal 1996, the Company determined to discontinue its Royal Media division operations as part of its business strategy to refocus its efforts and resources on the growth of the Company's core businesses. The Royal Media division was formed in fiscal 1995 to evaluate and implement new initiatives in the use of alternative forms of media and new distribution technologies to further capitalize on the commercial potential of the Company's intellectual properties. As a result of the termination of the Royal Media operations, the Company incurred a net loss of approximately $4.7 million from discontinued operations for the fiscal year ended March 31, 1996.


     The  following  table  sets   forth  the  net  revenues  (in
thousands) and the percentage of total net revenues for each of the Company's principal product lines for the periods indicated:

                                   Year Ended March 31,
                      --------------------------------------------
                             1996          1995          1994
                      --------------------------------------------
                        Amount   %      Amount   %     Amount    %
                      ---------------  ------------   -------------
   Publishing:
        Book          $ 88,334  28.6   $ 85,652 32.5   $ 76,988  34.2
        Bible           73,555  23.9     60,214 22.8     53,212  23.6
                      ---------------  --------------   ------------
          Total
          Publishing   161,889  52.51    45,866 55.31    30,200  57.8

   Music                88,572   28.7    89,102 33.8     72,912  32.4
   Gifts                54,790   17.8    25,337  9.6     19,926   8.8
   Other                 3,159    1.0     3,406  1.3      2,291   1.0
                      ---------------  ------------   -----------
                      $308,410  100.0   $263,711 100.0 $225,329 100.0
                       ================  =============  =============

PUBLISHING

   Books

     The   Company's  book  publishing   division  publishes  and
distributes  hardcover  and  trade  paperback  books  emphasizing
Christian, inspirational  and family  value themes.   The Company
believes   it  is   the  largest   publisher  of   Christian  and
inspirational books in the United States.  Books are published by the Company under the "Nelson" and "Word" imprints and consist generally of inspirational and personal experience books, and educational, trade and reference books emphasizing Christian,
inspirational and  family value themes.   The Company distributes
books primarily through Christian bookstores, general bookstores, mass merchandisers and directly to consumers. The Company also distributes books published by other companies to complement
their marketing  and distribution capabilities.   In fiscal 1996,


approximately 13% of the book division's net revenues related to the distribution of books published by other companies.

     In fiscal 1996, the Company published over 200 new titles and, in each of the previous two fiscal years, published over 300 new titles. The Company publishes some of the most well-known communicators in the Christian and inspirational field, including Charles Colson, James Dobson, Billy Graham, Benny Hinn, Barbara Johnson, Max Lucado, Frank Peretti, Pat Robertson, Robert Schuller, Gary Smalley, Charles Stanley, Charles Swindoll, and Bodie and Brock Thoene. The Company also publishes books emphasizing positive and inspirational themes by famous athletes and celebrities, such as Bobby Bowden, Hugh Downs, Joe Gibbs, Evander Holyfield, Bill McCartney, Tom Osborn, Nolan Ryan and Zig Ziglar. In each of the last three fiscal years, the Company published over 50% of the top ten bestselling Christian and inspirational books based on the monthly Bookstore Journal Christian Hardcover Bestsellers' Lists. In addition, the Company maintains a backlist of approximately 1,400 titles which provide a stable base of recurring revenues as many popular titles continue to generate significant sales from year to year. Backlist titles accounted for approximately 55% of the book division's net revenues in fiscal 1996. Authors and titles are supported through the use of radio, television, cooperative advertising, author appearances, in-store promotions, direct mail catalogs, book clubs and other means.

     The Company's book publishing business is enhanced by the breadth and development of its marketing and distribution channels. In addition to enhancing sales of its products, the Company believes its ability to sign and renew contracts with popular authors is improved because the Company's marketing and distribution capabilities provide exposure for the authors' books to a broader audience than its competitors. See "-Marketing, Distribution and Production."

   Bibles

     The Company believes it  is the largest commercial publisher
of English  translations of  the Bible.   The  Bible is  based on
ancient manuscripts which are the surviving reproductions of the original writings. These manuscripts, written in Hebrew, Aramaic or Greek, have been translated into English and other modern languages by biblical scholars and theologians, generally under
the   auspices  of   a   major  Bible   society  or   translation


organization. Each of the many English translations available differs in some degree from the others, primarily because of different translation guidelines and principles used as the basis for each translation. The distinctiveness of each translation is also, in part, a result of the evolution of the meaning and use of words within the English language.

     Virtually all Bibles and Bible products currently published in the United States are based on one of ten major translations. Of these ten translations, nine are protected by copyright laws which grant the copyright owner the exclusive right, for a limited term, to control the publication of such translation. The Company publishes Bibles and Bible products based on nine of the ten major translations, of which four are exclusive to the Company as a result of copyright ownership or licensing arrangements. See "-Copyrights and Royalty Agreements."
Approximately 70% of the Company's net revenues from Bible publishing in fiscal 1996 were generated through sales of its proprietary Bible products.

     The  following  table  sets   forth  the  nine  major  Bible
translations currently published by the Company:

                                      Date First Proprietary
Translation                            Published to the Company
- -----------                          ----------  --------------

King James Version (KJV)                 1611        No
New American Bible (NAB)                 1970        No
The Living Bible (TLB)                   1971        No
New American Standard Bible (NAS)        1972        No
Today's English Version (TEV)            1976        Yes
New King James Version (NKJV)            1982        Yes
New Century Version (NCV)                1984        Yes
New Revised Standard Version (NRSV)      1990        No
Contemporary English Version (CEV)       1995        Yes


     The KJV, currently published in  its fourth revision, is the most widely distributed of all English translations of the Bible.
In  1975,  the Company commissioned the fifth revision of the KJV
resulting in  the publication of the  NKJV in 1982.   The monthly


Bookstore Journal consistently reports that the KJV, NKJV and NCV are the second, third and fourth best selling Bible translations in the United States, respectively. Among the Company's new products is the CEV, translated under the auspices of the American Bible Society, which is designed to be easy to read and understandable at virtually any reading level. The new testament portion of the CEV was first published by the Company in 1991 and the complete CEV Bible was released in June 1995.

     The Company continually seeks to expand its Bible product line by developing or aiding in the development of new translations and editions and seeking new publishing opportunities. The Company also continually makes editorial, design and other changes to its existing line of Bibles and other Bible products in an effort to increase their marketability. The Company currently publishes over 1,300 different Bibles and biblical reference products such as commentaries, study guides and other popular Bible help texts. Styles range from inexpensive paperbacks to deluxe leather-bound Bibles. Different editions of a particular Bible translation are created by incorporating extra material, such as study helps, concordances, indices and Bible outlines, or artwork, into the biblical text. These editions (which are generally proprietary to the Company regardless of whether or not the Company holds proprietary rights to the underlying Bible translation) are targeted to the general market or positioned for sale to specific market segments.

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

     The  Company  produces recorded  music and  related products under  seven  proprietary recording  labels  and  in fiscal  1996 released 79  new titles.  Each  label is managed and  operated by


its own staff within the music division. Over 50 recording artists are currently under contract for future releases. Artists produced by the Company include Anointed, Helen Baylor, Shirley Caesar, Bryan Duncan, Amy Grant, Sandi Patty, Petra and Point of Grace. In 1996, the Company's artists received 15 Dove Awards, the Christian music industry's annual awards for outstanding artists and releases sponsored by the Gospel Music Association.

     As is customary in the recording industry, contractual arrangements with recording artists provide for the artist to receive as a royalty a percentage of the suggested retail price of recorded products sold. Most artists receive advance payments against future royalties earned. The Company enters into exclusive multi-record agreements with its recording artists. During fiscal 1996, the Company renewed recording contracts with all major artists whose contracts expired during the period.

     The Company also distributes recordings for other companies under their recording labels pursuant to exclusive distribution agreements. Owners of these third party labels contract with the Company for the distribution of products typically on an exclusive basis to Christian markets worldwide. In fiscal 1996, approximately 26% of the music division's net revenues were attributable to products distributed under recording labels owned or controlled by other companies.

     In addition to producing and distributing recorded music, the Company operates a music publishing business engaged in songwriter development, print music publishing and copyright administration. The Company has approximately 70 songwriters under contract who write for the Company's recording artists and for licensing to independent organizations for print and recording products. Contracts in the music publishing business range from exclusive songwriters' arrangements to co-publishing agreements to copyright administration agreements. The Company prints and distributes church hymnals, choral music, instrumental music, vocal folios and solo tracks for churches and other religious organizations. The copyright administration area oversees the Company's music catalog of approximately 40,000 copyrighted songs which are licensed to independent publishers, record companies, churches and other organizations.

GIFTS


     The Company's gift division more than doubled in size during fiscal 1996 through the acquisition of C.R. Gibson, and believes it now is the fourth largest manufacturer of gift and stationery products in the world. Current product lines offered by the Company include journals and gift books, photo albums, baby and wedding memory books, kitchen accessories, and stationery.

     Products  are  marketed under  the  C.R. Gibson ,  Markings ,
Pretty   Paper ,   Creative   Papers ,   Stepping    Stones    and
Inspirations  brand  names,  the  latter  of  which  incorporates
Christian  and inspirational  text  or themes.   Certain  product
lines are marketed as collections, with each collection including a variety of products featuring a common design or theme. Designs include original art work designed in-house as well as licensed from artists or design groups such as Waverly Fabrics and Colonial Williamsburg.

     The Company believes the gift division has significant opportunities for growth as a result of the range of complementary gift categories not offered currently and the breadth of the Company's existing and potential distribution channels. In addition to its product lines, the C.R. Gibson acquisition provides the Company access to a dedicated sales force of more than 100 representatives experienced in marketing to the general gift department and specialty stores and C.R. Gibson's manufacturing and distribution facilities.

MARKETING, DISTRIBUTION AND PRODUCTION

     The principal market channels through which the Company markets its products domestically are Christian bookstores, which are primarily independently owned; general bookstores, including national chains such as B. Dalton Booksellers and Waldenbooks;
mass merchandisers such as Target, K-Mart, WalMart and Sam's Wholesale Club; and directly to consumers through direct mail,
telemarketing  and  book and  record  clubs.    The Company  also
markets its products through other market channels, such as gift, specialty retail and convenience stores. The Company services these  market  channels  through  its sales  force,  and  through
wholesalers  or  jobbers   servicing  bookstores,  gift   stores,
convenience stores, other retail outlets and libraries. Certain recorded music products are also distributed to the secular markets pursuant to a domestic distribution agreement with a
major  record distribution  company.   In  addition, the  Company
sells  certain of its products for promotional purposes and sells


specially designed or imprinted products to certain customers.

     The Company's direct marketing operations sell religious and inspirational products directly to consumers through a variety of direct marketing methods, including direct mail, continuity programs (selling a series of products over time) and the Company's book and record clubs. The Company's book and record clubs include the Word Family Record and Tape Club, which has approximately 250,000 members and features contemporary, traditional and gospel music, and its Book Club, Children's Record Club, Children's Book Club and Continuity Programs, which have a combined membership of approximately 150,000 members. The Company also sells products directly to churches and religious organizations by direct mail and telemarketing. The Company markets academic and contemporary books, hymnals, choral music, trade books and recorded music to approximately 200,000 churches, other religious organizations and pastors. Retail sales also are made during the summer months on a door-to-door, cash sales basis through a student sales organization operated by the Company.

     As of March 31, 1996, the Company employed a sales force of approximately 290 people and maintains 24-hour-a-day telemarketing capability. These employees service over 50,000 retail accounts and 200,000 church accounts. Customer orders are usually shipped through a variety of common carriers, as well as by UPS, RPS and parcel post. No single customer accounted for more than 10% of net revenues during fiscal 1996.

     The Company contracts with a number of foreign publishers to translate the Company's English titles to foreign languages.  The
Company   typically  retains  ownership   rights  to  the  titles
translated.

     The Company distributes its products internationally in South America, Europe, Australia, New Zealand, South Africa, the Far East, Mexico and Canada. In fiscal 1996, the Company's international and export operations accounted for approximately 8% of the Company's total net revenues.

     Substantially all of the Company's book, Bible and music products are manufactured by domestic and foreign commercial printers, binders and manufacturers which are selected on the
basis of competitive bids.   The Company may  contract separately
for  paper and certain other supplies  used by its manufacturers.
The  Company  manufactures  a  significant portion  of  its  gift


products and purchases its raw materials (e.g. paper, film and boxes) from a wide group of suppliers.

COPYRIGHTS AND ROYALTY AGREEMENTS

     The Company customarily secures copyrights on its books, Bible editions and music in order to protect its publishing rights. Almost all of the Company's books and music products are published under royalty agreements with their respective authors or other copyright proprietors. Many of the Company's gift products incorporate copyrighted art work, which is licensed directlyfrom theartistor theowning entityundera royaltyagreement.

COMPETITION

     The Company believes that it is the largest publisher of Christian and inspirational books, the largest commercial publisher of Bibles in English language translations, the leading producer, distributor and publisher of Christian and inspirational music in the United States and the fourth largest manufacturer of gift and stationery items in the world. The publishing, music and gift divisions each compete with numerous other companies that publish and distribute Christian and inspirational books and/or music or manufacture and distribute gift products, many of which have significantly longer operating histories and larger revenue bases than the Company and certain of which are tax-exempt organizations. While the Company's prices are comparable to those of its competitors, the Company believes that its breadth of product line, established market channels, established sales forces and customer service, give it a competitive advantage.

     The most important factor with respect to the competitive position of the Company's publishing and music divisions is the contractual relationships it establishes and maintains with authors and recording artists. The Company competes with other book publishing, record and music publishing companies, both Christian and secular, for signing top authors, artists and
songwriters,  and  for discovering  new  talent.   The  Company's
ability to sign and re-sign popular authors, recording artists and successful songwriters depends on a number of factors, including distribution and marketing capabilities, the Company's management team and the royalty and advance arrangements offered.
The Company believes its relationships with its authors, artists and songwriters, which are based on its reputation in the book


publishing, recording and music publishing industries, its marketing experience and its management expertise give it a competitive advantage in signing and maintaining contracts with top Christian and inspirational authors, artists and songwriters.

     The Company's gift division has many competitors with respect to one or more of its product lines, but the Company believes there are few competitors who manufacture and distribute all of the Company's gift product lines. The gift division also competes with numerous religious publishers and suppliers, including tax-free church-owned organizations, in connection with the sale of its church supply products, and with numerous large and small companies in the production and sale of stationery products, gift wrap and paper tableware.

EMPLOYEES

     As  of March  31, 1996,  the Company  employed approximately
1,680 persons. The Company has not suffered any work stoppages as a result of labor disputes in recent years and considers relations with its employees to be good.


MANAGEMENT

     Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors.
Following is certain information regarding the executive officers of the Company:

               Name         Age Position with the Company

       Sam Moore            65  Chairman of the Board, Chief Executive Officer,
                                            President and Director
       S. Joseph Moore      33 Executive Vice President and Director; President,
                                              Thomas Nelson Gift Division
       Joe L. Powers        50 Executive Vice President and Secretary
       Charles Z. Moore     62 Senior Vice President, International and
                                              Diversified Markets
       Ray Capp             43 Senior Vice President, Operations
       Roland Lundy         46 President, Word Records and Music Division
       Byron D. Williamson  50 President, NelsonWord Publishing Division
       Vance Lawson         37 Vice President, Finance
       Stuart A. Heaton     40 Vice President and General Counsel
       Phyllis E. Williams  48 Treasurer

     Except as indicated below, each executive officer has been an employee of the Company as his/her principal occupation for more than the past five years.

     Sam Moore  has been Chairman  of the Board,  Chief Executive
Officer, President and a Director of the Company since its founding in 1961.

     S. Joseph Moore was appointed Executive Vice President and Director of the Company in 1995 and President of the Thomas Nelson Gift Division in 1996, and prior to such appointments, he served as Divisional Vice President of the Company in various capacities since 1991. S. Joseph Moore is the son of Sam Moore.

     Joe L. Powers was appointed  Executive Vice President of the
Company in 1995 and  has been the Secretary of  the Company since
1990.  Previously, Mr. Powers served  as a Vice President of  the
Company since 1980.


     Charles Z. Moore has been a Vice President of the Company since 1983 and was appointed Senior Vice President, International and Diversified Markets in 1986. Charles Moore is the brother of Sam Moore.

     Ray Capp was appointed Senior Vice President, Operations of the Company in 1995. Prior to joining the Company, Mr. Capp was the President and Chief Operating Officer of Ingram Merchandising Services and Assistant to the Chairman of Ingram Distribution, Inc. since 1992 and Executive Vice President and Chief Operating Officer of Ingram Entertainment from 1987 to 1992.

     Roland Lundy has  been the President  of the Company's  Word
Records  and Music Division since  1993.  Mr.  Lundy was formerly
President of Word from 1989 until Word was acquired by the Company in November 1992.

     Byron D. Williamson has been the President of the Company's NelsonWord Publishing Division since 1995. Mr. Williamson was formerly President of the Company's Word Publishing Division from 1993 to 1995 and Executive Vice President of the Word Publishing Division of Word from 1988 until Word was acquired by the Company in November 1992.

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

Item 2.  Properties

     The Company's  executive,  editorial, sales  and  production offices are primarily located at its corporate headquarters at Nelson Place at Elm Hill Pike in Nashville, Tennessee. These facilities are housed in a 74,000 square foot building completed in 1981, which is owned by the Company subject to a mortgage securing a debt with an outstanding balance at March 31, 1996 of $2,075,000.


     The Company's major warehouse facilities for its publishing division are located in a building containing approximately 215,000 square feet adjacent to its corporate headquarters in Nashville, Tennessee. This building which was completed in fiscal 1978, is owned subject to a mortgage securing debt with an outstanding balance at March 31, 1996 of $400,000. An addition to the warehouse and distribution center, of approximately 120,000 square feet, was completed during fiscal 1993. This addition was financed by a $5,000,000 construction and term loan secured by a mortgage with an outstanding balance of $3,666,667 at March 31, 1996. The Company maintains other offices and warehouse facilities for its music division in two locations in Waco, Texas (of approximately 30,000 and 100,000 square feet each) which are owned by the Company. The Company also has offices, manufacturing and warehousing facilities for its gift division in Beacon Falls, Guilford and Norwalk, Connecticut (of approximately 112,000, 74,000 and 147,000 square feet, respectively) which are owned by the Company.



     The Company leases properties as described below:

                                     Square    Annual      Lease
  Location              Use           Feet      Rent     Expiration

Miami, FL       Editorial and sales
                  office               1,200   $ 17,500     8/97
Atlanta, GA     Editorial office         800   $ 11,100    10/96
Carmel, IN      Retail Store          12,500   $ 79,300    09/99
Cherryville,
  NC            Administrative        77,000   $ 78,000     4/98
Cherryville,
  NC            Warehousing           35,000   $ 60,000    12/96
Clifton, NJ     Manufacturing         11,000   $ 46,800    10/98
Dallas, TX      Editorial and sales
                  office              17,200   $211,400    12/99
King's Mountain,
  NC            Warehousing           15,000   $ 12,000   monthly
Nashville, TN   Creation and sales
                 office               31,300   $366,500    11/98
Nashville, TN   Creation and sales
                 office               34,400   $543,000     6/01
Nashville, TN   Warehousing           85,000   $165,600    12/96
Norwalk, CT     Warehousing           10,800   $ 72,000   monthly
Shelton, CT     Warehousing           78,300   $313,200    01/99
Waco, TX        Warehousing          168,000   $420,000    12/96
Richmond,
  British       Sales office and
  Columbia        warehousing        17,000    $ 84,200    06/99
  (Canada)
Scarborough,  Warehousing and office 18,500   $ 103,300    08/98
  Ontario
  (Canada)
Milton Keyes,   Editorial and sales  25,000   $ 154,500    06/11
  United Kingdom       office

     All building improvements on the properties are brick veneer, metal or block construction and are considered adequate and suitable by the Company for the purpose for which they are used.

     The Company's machinery and equipment consists primarily of computer equipment located in Nashville, Tennessee, Norwalk, Connecticut and Waco, Texas; warehousing and shipping racks, conveyors and other material handling equipment located at the


various warehousing and manufacturing facilities; and office equipment. Such machinery and equipment are in good repair and adequate for the Company's present operations. All such equipment, other than a portion of the computer equipment which is leased under capital leases, is owned by the Company.

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


Item 4.  Submission of Matter to a Vote of Security Holders

     The Company did not submit any matter to a vote of its security holders during the last quarter of its fiscal year ended
March 31, 1996.

Item   5.    Market  for  Company's  Common  Equity  and  Related
Shareholder Matters

     Incorporated   by  reference   to  the   Annual   Report  to
Shareholders  for  the year  ended  March 31,  1996  (the "Annual
Report").

Item 6.  Selected Financial Data

     Incorporated by reference to the Annual Report.

Item  7.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

     Incorporated by reference to the Annual Report.

Item 8.  Financial Statements and Supplementary Data

     Incorporated by  reference to  the Annual Report.   Includes


selected [unaudited] quarterly financial data for the years ended
March 31, 1996 and 1995.

Item  9.    Changes  in  and  Disagreements  with  Accountants on
Accounting and Financial Disclosure

     None.

                             PART III


Item 10.  Directors and Executive Officers of the Company

     Information regarding the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 22, 1996 (the "Proxy Statement"), to be filed within 120 days of March 31, 1996 with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Exchange Act. Information regarding the Company's executive officers is contained in Part 1, Item 1 herein.

Item 11.  Executive Compensation

     Incorporated by reference to the Proxy Statement.

Item 12.   Security  Ownership of  Certain Beneficial  Owners and
Management

     Incorporated by reference to the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

     Incorporated by reference to the Proxy Statement.


                             PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)   Documents filed as part of Report

   1. Financial Statements

   The following consolidated financial statements of the Company included in the Annual Report are incorporated [herein] by reference as set forth in Part II, Item 8:

      Statements of income -- years ended March 31, 1996, 1995
          and 1994
      Balance sheets -- March 31, 1996 and 1995
      Statements of shareholders' equity -- years ended March 31,
          1996, 1995 and 1994
      Statements of cash flow -- years ended March 31, 1996, 1995 and 1994
      Notes to [consolidated] financial statements
      Report of Arthur Andersen LLP, Independent Public
          Accountants

   2. Financial Statement Schedules

   The following consolidated financial statement schedules are included herein:

                                                      Page
      Report of Arthur Andersen LLP, Independent
      Public Accountants  . . . . . . . . . . . . .   19
      Schedule VIII -- Valuation and Qualifying Accounts
      and Reserves  . . . . . . . . . . . . . . . .   20

   Schedules not listed above have been omitted because they are not required, inapplicable or the required information has been given in the financial statements or notes thereto.

   3. Exhibits

   The following exhibits are  included herein or incorporated by
reference as indicated.   Exhibit  numbers refer to  Item 601  of
Regulation S-K.


Exhibit
Number
- --------

 3.1 -- Thomas Nelson, Inc. Amended and Restated Charter (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)

 3.2  -- Thomas Nelson,  Inc.  Amended Bylaws  (filed as  Exhibit
         3(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

 4.1 -- Loan Agreement dated December 1, 1976, between the Company and The Industrial Development Board of Metropolitan Government of Nashville and Davidson County (filed as Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended March 31, 1977 and incorporated herein by reference)

 4.2 -- Promissory Note dated December 1, 1976, of the Company payable to The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended March 31, 1977 and incorporated herein by reference)

 4.3 -- Deed of Trust and Security Agreement dated December 1, 1976, from the Company to SunTrust Bank, Nashville, N.A. (filed as Exhibit 5 to the Company's Annual Report on Form 10-K for the year ended March 31, 1977 and incorporated herein by reference)

 4.4 -- Loan Agreement dated May 18, 1990, between the Company and The Industrial Development Board of The Metropolitan Government of Nashville and Davidson
         County (filed as Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

 4.5 -- Promissory Note dated May 18, 1990, of the Company payable to The Industrial Development Board of the
         Metropolitan   Government  of   Nashville  and  Davidson
         County (filed  as Exhibit 4(f)  to the Company's  Annual


         Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

 4.6 -- Deed of Trust and Security Agreement dated May 18, 1990, from the Company to SunTrust Bank, Nashville,
         N.A. (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)

 4.7 -- Construction and Term Loan Agreement dated March 31, 1992, between the Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 4.7 to Company's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)

 4.8 -- Promissory Note dated March 31, 1992, of the Company payable to SunTrust Bank, Nashville, N.A. (filed as
         Exhibit 4.8 to Company's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)

 4.9 -- Deed of Trust and Security Agreement dated March 31, 1992, from the Company to SunTrust Bank, Nashville, N.A. (filed as Exhibit 4.9 to Company's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)

 4.10 -- Indenture dated as of November 30, 1992, by and between Thomas Nelson, Inc. and Boatman's Trust Company (filed as Exhibit 4 to the Company's Form 8-K dated December
         11, 1992 and incorporated herein by reference)

 4.11 -- Amended and Restated Credit Agreement dated as of December 13, 1995, and as amended January 3, 1996, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt-Bankverein in New York (filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference)

 4.12 -- June 1996 Amendment and Waiver with Respect to Amended and Restated Credit Agreement Dated as of December 13,
         1995,  among  the  Company,  SunTrust  Bank,  Nashville,


         N.A., National City  Bank of Louisville, First  American
         National Bank in Nashville,  Nationsbank of Texas,  N.A.
         in Dallas, and Creditanstalt-Bankverein in New York

 4.13 -- Note  Purchase Agreement  dated  January 3,  1996, among the Company, The Prudential Insurance Company of America and Metropolitan Life Insurance Company (filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference)

 4.14 -- Letter Amendment No. 1 dated June 28, 1996, to Note Purchase Agreement dated January 3, 1996, among the
         Company, The Prudential Life Insurance Company of America and Metropolitan Life Insurance Company and related waiver, dated as of March 31, 1996.

 4.15 -- Assumption and Amendment  Agreement dated as of  May 30,
         1996, and as amended June 28, 1996, between the Company and Metropolitan Life Insurance Company

 4.16 -- Loan Agreement dated as of September 21, 1989 between C.R. Gibson and Metropolitan Life Insurance Company (filed by C.R. Gibson as Exhibit 4(c) to The C.R. Gibson Company's Registration Statement on Form S-2 (No. 33-43644) and incorporated herein by reference)

 4.17 -- Loan Agreement dated as of June 23, 1994 between C.R. Gibson and Metropolitan Life Insurance Company (filed by C.R. Gibson (Commission File No. 0-4855) as Exhibit 4(b) to C.R. Gibson's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the commission on March 14, 1995 and incorporated herein by reference)

 10.1 -- Tender Offer and Merger Agreement, dated as of September 13, 1995, as amended by Amendment No.1, dated as of October 16, 1995, among the Company, Nelson Acquisition Corp. and Gibson (filed as Exhibits (c)(1) and (c)(14) to the Company's joint Tender Offer Statement on Schedule 14D-1/Schedule 13D filed September 19, 1995, as amended, and is incorporated herein by reference).

 10.2 -- Thomas  Nelson,  Inc.  Amended and  Restated  1986 Stock


         Incentive Plan  (filed as Exhibit  4.4 to the  Company's
         Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)*

 10.3 -- Thomas Nelson, Inc. Amended and Restated 1990 Deferred Compensation Option Plan for Outside Directors (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)*

 10.4 -- Thomas Nelson, Inc. Amended and Restated 1992 Employee Stock Incentive Plan (filed as Exhibit 4.6 to the Company's Proxy Statement dated July 26, 1995, for the Annual Meeting of Shareholders held on August 24, 1995 and incorporated herein by reference)*

 10.5 -- Thomas Nelson, Inc.  Sales Managers' Stock Plan  for the
         Varsity Company (filed  as Exhibit 4.7 to  the Company's
         Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)*

 10.6 -- Severance Agreement dated as of May 17, 1991, between the Company and Sam Moore (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)*

 10.7 -- Employment Agreement dated as of May 13, 1996, between the Company and Sam Moore*

 10.8 -- Employment Agreement dated as of May 10, 1996, between the Company and S. Joseph Moore*

 10.9 -- Employment Agreement dated as of May 10, 1996, between the Company and Joe L. Powers*

 10.10-- Employment Agreement dated as of May 13, 1996, between the Company and Charles Z. Moore*

 10.11-- Employment Agreement dated  as of May 17,  1993, between the Company and Roland Lundy (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference)*

 10.12-- Employment  Agreement  dated  as  of  December 7,  1993,


         between the Company and Byron Williamson (filed as Exhibit 10.15 to the Company's Annual Report on Form
         10-K for the year ended March 31, 1994 and incorporated herein by reference)*

 10.13-- Employment Agreement dated as of December 22, 1994, between the Company and Raymond T. Capp (filed as
         Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference)*

 10.14-- Employment Agreement dated  as of January 14,  1988, and as amended July 17, 1991, between the Company and Stuart A. Heaton (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)*

 10.15-- Employment Agreement dated as of  June 23, 1993, between the Company and Vance Lawson (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference)*

 11   -- Statement Re Computation of Per Share Earnings

 13   -- Thomas Nelson, Inc.  Annual Report  to Shareholders  for
         the year ended March 31, 1996 (to the extent of portions specifically incorporated by reference)

 21   -- Subsidiaries of the Company

 23   -- Consent of Independent Public Accountants

 27   -- Financial Data Schedule (for SEC use only)

- -----------
   *Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

   A Current Report of Form 8-K dated November 21, 1995 (the "Form 8-K"), was filed by the Company on November 21, 1995. The Form 8-K included information required pursuant to Item 2 thereunder relating to the acquisition by the Company of all of the issued and outstanding capital stock of C.R. Gibson consummated on November 7, 1995, in accordance with the terms of the Tender Offer and Merger Agreement [included as Exhibit 10.1 herein]. Required financial statements and pro forma financial information were not filed with the Form 8-K, in accordance with applicable rules. The following financial statements and pro forma financial information were filed on January 19, 1996, under cover of a Form 8-K/A amending the Form 8-K:

     1) The C.R. Gibson Company Consolidated Balance Sheets at December 31, 1994 and 1993
     2) The C.R. Gibson Company Consolidated Statements of Operations for the years ended December 31, 1994 and 1993
     3) The C.R. Gibson Company Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1993
     4) The C.R. Gibson Company Consolidated Statements of Shareholders' Equity at December 31, 1994 and 1993
     5) The C.R. Gibson Company Unaudited Condensed Consolidated Balance Sheet at September 30, 1995
     6)  The    C.R.    Gibson   Company    Unaudited   Condensed
         Consolidated Statement of Income for the nine months ended September 30, 1995
     7)  The    C.R.    Gibson   Company    Unaudited   Condensed
         Consolidated Statement of Cash Flows for the nine months ended September 30, 1995
     8) Thomas Nelson, Inc. and Subsidiaries Unaudited Pro Forma Consolidated Balance Sheet at September 30, 1995
     9) Thomas Nelson, Inc. and Subsidiaries Unaudited Pro Forma Consolidated Statements of Income for the six months ended September 30, 1995
    10) Thomas Nelson, Inc. and Subsidiaries Unaudited Pro Forma Consolidated Statements of Income for the six months ended September 30, 1994
    11) Thomas Nelson, Inc. and Subsidiaries Unaudited Pro Forma Consolidated Statements of Income for the twelve months ended March 31, 1995

(c)  Exhibits -  The  response to  this  portion  of Item  14  is


     submitted [above] as a separate section of this report.

(d)  Financial   Statement  Schedules  -  The  response  to  this
     portion of Item 14 is submitted [above] as a separate section of this report.


                            SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                    THOMAS NELSON, INC.

                              By:  /s/ Sam Moore

                Sam Moore, Chief Executive Officer and President

Date:  June 28, 1996

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


   Signature               Title                         Date
   ---------               ------                      ------

/s/ Sam Moore          Chairman of the Board        June 28, 1996
- -------------------      of Directors, Chief
   Sam Moore             Executive Officer and
                         President (Principal
                         Executive Officer)

/s/ S. Joseph Moore    Executive Vice President     June 28, 1996
     S. Joseph Moore     and Director


/s/ Joe L. Powers      Executive Vice President,    June 28, 1996
     Joe L. Powers       Secretary (Principal
                         Financial and Accounting
                         Officer)

/s/ Brownlee O. Currey
Jr.                    Director                     June 28, 1996
     Brownlee O. Currey, Jr.


 /s/ W. Lipscomb Davis,
Jr.                    Director                    June 28, 1996
     W. Lipscomb Davis, Jr.




 /s/ Robert J. Niebel,
Sr.                    Director                    June 28, 1996
     Robert J. Niebel, Sr.


 /s/ Millard V. Oakley  Director                   June 28, 1996
     Millard V. Oakley


 /s/ Joe M. Rodgers     Director                   June 28, 1996
     Joe M. Rodgers


 /s/ Cal Turner, Jr.    Director                   June 28, 1996
     Cal Turner, Jr.


 /s/ Andrew Young       Director                   June 28, 1996
     Andrew Young

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Thomas Nelson, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thomas Nelson's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 21, 1996. Our audit was made for the purpose of forming an opinion on those consolidated statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                         /s/ Arthur Andersen LLP



Nashville, Tennessee
May 21, 1996


                       THOMAS NELSON, INC.

                          SCHEDULE VIII
          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

=================================================================

                                 Allowances for Trade Accounts Receivable
                              -----------------------------------------------
                              March 31, 1996  March 31, 1995  March 31, 1994
                              -----------------------------------------------
                                          Reserve for Sales Returns
                              -----------------------------------------------
Balance at beginning
  of period                   $    5,744,000  $    5,220,000  $    6,054,000

Additions:
  1.      Charged to costs
          and expenses               819,000         524,000  (      834,000)
  2.      Charged to other
          accounts<F1>               375,000             -              -
Deductions - charge-offs                -                -              -
                              -----------------------------------------------

Balance at end of
  period                      $    6,938,000  $    5,744,000  $    5,220,000
                              ===============================================

                                        Reserve for Doubtful Accounts
                              -----------------------------------------------
                               March 31, 1996  March 31, 1995  March 31, 1994
                              -----------------------------------------------
Balance at beginning
  of period                   $    3,257,000  $   3,676,000  $     4,371,000

Additions:
  1.      Charged to costs
          and expenses             5,679,000      4,308,000        1,336,000
  2.      Charged to other
          accounts<F1>               500,000           -     (       503,804)
Deductions - charge-offs           5,415,000      4,727,000        1,527,196
                              -----------------------------------------------
Balance at end of

  period                      $    4,021,000  $   3,257,000  $     3,676,000
                              ===============================================

                                           Discontinued Operations
                              -----------------------------------------------
                               March 31, 1996  March 31, 1995  March 31, 1994
                              -----------------------------------------------
Balance at beginning
  of period                   $       -       $       -      $        -

Additions:
  1.      Charged to costs
          and expenses<F2>        4,381,000           -               -
  2.      Charged to other
          accounts                    -               -               -
Deductions - charge-offs              -               -               -
                              -----------------------------------------------
Balance at end of
  period                      $   4,381,000   $       -      $        -
                              ===============================================

<F1> Reserves acquired in connection with acquisition - C.R. Gibson in 1996 and
     Word in 1994.
<F2> Reserve for loss on discontinued operations, before taxes, in 1996.




                        INDEX TO EXHIBITS



   Exhibit
   Number

4.12      -- June  1996  Amendment  and  Waiver With  Respect  to
             Amended and Restated Credit Agreement Dated as of December 13, 1995, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt-Bankverein in New York

4.14      -- Letter Amendment No. 1 dated June  28, 1996, to Note
             Purchase Agreement dated January 3, 1996, among the Company, The Prudential Life Insurance Company of America and Metropolitan Life Insurance Company and related waiver, dated as of March 31, 1996

4.15      -- Assumption and Amendment  Agreement dated as of  May
             30, 1996, and as amended June 28, 1996, between the Company and Metropolitan Life Insurance Company

10.7      -- Employment  Agreement  dated  as  of  May  13, 1996,
             between the Company and Sam Moore

10.8      -- Employment  Agreement  dated  as  of May  10,  1996,
             between the Company and S. Joseph Moore

10.9      -- Employment  Agreement  dated  as of  May  10,  1996,
             between the Company and Joe L. Powers

10.10     -- Employment Agreement  dated  as  of  May  13,  1996,
             between the Company and Charles Z. Moore

11        -- Statement Re-Computation of Per Share Earnings

13        -- Thomas Nelson,  Inc. Annual  Report to  Shareholders
             for the year ended March 31, 1996 (to the extent of portions specifically incorporated by reference)

21        -- Subsidiaries of the Company


23        -- Consent of Independent Public Accountants

27        -- Financial Data Schedule (for SEC purposes only)