Form 10-Q
period 1996-06-30
NELSON THOMAS INC
filed 1996-08-13
CIK 71023

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549


                                (Mark One)
           [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1996

     [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 0-4095


                           THOMAS NELSON, INC.

          (Exact name of Registrant as specified in its charter)


         Tennessee                                   62-0679364
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)            Identification number)


    501 Nelson Place, Nashville, Tennessee                 37214-1000
    (Address of principal executive offices)               (Zip Code)


    Registrant's telephone number, including area code: (615)889-9000


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X   No


         At  August  12,   1996,  the   Registrant  had   outstanding
    16,011,228 shares of Common Stock and 1,112,075 shares of Class B Common Stock.

                                       Part I
    Item 1. Financial Statements
                          THOMAS NELSON, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)
                                      June 30,     March 31,   June 30,
                                        1996         1996        1995
                                     ----------   ----------- -----------
                                     (Unaudited)              (Unaudited)
    ASSETS
      CURRENT ASSETS
       Cash and cash equivalents     $   1,441    $     672   $      663
       Accounts receivable, less
         allowances of $10,472,
         $10,959 and $7,833
         respectively                   89,748       99,221       79,288
       Income tax refunds receivable     4,179        4,440        1,869
       Inventories                      98,575       97,496       76,564
       Prepaid expenses                 20,545       18,045       21,675
       Deferred tax asset               17,120       17,120        7,714
                                     ----------   ----------- -----------
      Total Current Assets             231,608      236,994      187,773

      PROPERTY, PLANT AND EQUIPMENT     35,844       36,634       16,303
      OTHER ASSETS                      19,649       19,347       20,491
      DEFERRED CHARGES                   3,461        3,658        3,857
      GOODWILL                          76,533       76,963       31,624
                                     ----------   ----------- -----------
    TOTAL ASSETS                     $ 367,095    $ 373,596   $  260,048
                                     ==========   =========== ===========
    LIABILITIES AND
     SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES
       Accounts payable              $  21,771    $  30,158   $   29,705
       Accrued expenses                 28,392       28,858       14,988
       Dividends payable                   685          685          538
       Current portion of
          long-term debt                 2,376        2,376          892
       Current portion of capital
         lease obligation                  274          249          752
       Net liability of discontinued
         operations                      2,663        3,251          -
                                     ----------   ----------- -----------
      Total Current Liabilities         56,161       65,577       46,875
      LONG-TERM DEBT                   184,135      179,489      138,277
      CAPITAL LEASE OBLIGATION             489          527          464
      DEFERRED TAX LIABILITY             3,127        3,127        1,410
      OTHER LIABILITIES                  2,529        2,506        1,201
      SHAREHOLDERS' EQUITY
       Preferred stock, $1.00 par value,
         authorized 1,000,000 shares;
         none issued                       -            -            -
       Common stock, $1.00 par value,
         authorized 20,000,000 shares;
         issued 16,007,266, 16,004,368
         and 12,370,579 shares,
         respectively                   16,007       16,004       12,371
       Class B common stock, $1.00 par
         value, authorized 5,000,000
         shares; issued 1,112,075,
         1,112,075 and 1,085,844 shares,
         respectively                    1,112        1,112        1,086
       Additional paid-in capital       79,019       78,825       18,192
       Retained earnings                24,810       26,952       39,642
       Deferred compensation         (     656)   (     828)         --
       Foreign currency translation
         adjustments                       362          305          530
                                     ----------   ----------- -----------
      Total Shareholders' Equity       120,654      122,370       71,821
                                     ----------   ----------- -----------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY           $ 367,095    $ 373,596   $  260,048
                                     ==========   =========== ===========
    See Accompanying Notes

                         THOMAS NELSON, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in thousands, except per share data)

                                          Three Months Ended
                                               June 30,
                                      1996                    1995
                                  ---------------         --------------
                                   (Unaudited)              (Unaudited)

    Net revenues                  $    72,458             $    60,299

    Expenses:
      Cost of goods sold               38,776                  28,578
      Selling, general and
        administrative                 32,203                  28,864
      Amortization of goodwill and
        non-compete agreements            740                     450
                                  -------------           -------------
          Total expenses               71,719                  57,892
                                  -------------           -------------
    Operating income                      739                   2,407

    Other income (expense)                 67             (        49)
    Interest expense                    3,058                   2,495
                                  -------------           -------------
    Loss from continuing
      operations before
      income taxes                (     2,252)            (       137)
    Provision (benefit) for
      income taxes                (       856)            (        51)
                                  -------------           -------------
    Loss from continuing
      operations                  (     1,396)            (        86)

    Loss from discontinued
      operations, net of tax
      benefits of $159                    -               (       272)
                                  -------------           -------------
    NET LOSS                      ($    1,396)            ($      358)
                                  =============           =============

    Weighted average number
      of shares outstanding            17,139                  13,567
                                  =============           =============

    NET LOSS PER SHARE:
    Loss from continuing
      operations                  ($     0.08)            ($     0.01)
    Loss from discontinued
      operations                          -               (      0.02)
                                  -------------           -------------
    NET LOSS PER SHARE            ($     0.08)            ($     0.03)
                                  =============           =============


    DIVIDENDS DECLARED PER SHARE  $      0.04             $      0.04
                                  =============           =============

    See Accompanying Notes

                         THOMAS NELSON, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                             Three Months Ended June 30,
                                             ---------------------------
                                               1996          1995
                                             ---------     ----------
                                            (Unaudited)    (Unaudited)
    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                ($  1,396)    ($      86)
     Adjustments to reconcile net loss to
       net cash provided by (used in)
       operations:
       Depreciation and amortization             2,408          1,513
       Effect of exchange rate changes
         on cash                                     6              2
       Deferred compensation                       172           --
     Changes in assets and liabilities,
       net of disposals:
       Accounts receivable, net                  9,473          5,438
       Income tax refunds receivable               261           --
       Inventories                           (   1,079)     (   7,214)
       Prepaid expenses                      (   2,500)     (   7,972)
       Accounts payable and accrued expenses (   8,853)     (   6,833)
                                             ---------     ----------
    Net cash used in continuing operations   (   1,508)     (  15,152)
                                             ---------     ----------
     Discontinued operations:
       Loss from discontinued operations          --        (     272)
       Cash used for discontinued operations (     588)     (     215)
                                             ---------     ----------
    Net cash used in discontinued operations (     588)     (     487)
                                             ---------     ----------
    Net cash used in operating activities    (   2,096)     (  15,639)
                                             ---------     ----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                    (     219)     (     126)
     Purchase of net assets of acquired
       companies - net of cash received      (      87)          --
     Changes in other assets and deferred
       charges                               (     949)     (   1,620)
                                             ---------     ----------
    Net Cash Used in Investing Activities    (   1,255)     (   1,746)
                                             ---------     ----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line of credit             4,646         18,169
     Payments under capital lease
       obligation                            (     112)     (     225)
     Dividends paid                          (     685)     (     537)
     Changes in other liabilities                   23      (     155)
     Proceeds from issuance of common stock        197            135
     Common stock retired                         --        (     125)
                                             ---------     ----------
    Net cash provided by financing
     activities                                  4,069         17,262
                                             ---------     ----------
    EFFECT OF TRANSLATION RATE CHANGES
     ON CASH                                        51             19
                                             ---------     ----------
    Net increase (decrease) in cash and
     cash equivalents                              769      (     104)

    Cash and cash equivalents at
     beginning of period                           672            767
                                             ---------     ----------
    Cash and cash equivalents at
     end of period                           $   1,441      $     663
                                             =========     ==========
    Supplemental disclosures of
     non-cash investing and
     financing activities:
       Dividends accrued and unpaid          $     685      $     538
       Capital lease obligations incurred
        to lease new equipment               $      50      $     830

    See Accompanying Notes

                   THOMAS NELSON, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Note A - Basis of Presentation

       The accompanying unaudited consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 1996.

       The balance sheet and related information in these notes as of March 31, 1996, have been taken from the audited consolidated financial statements as of that date. Certain reclassifications have been made to conform presentation of the fiscal 1996 Financial Statements with fiscal 1997 presentation.


    Note B - Inventories

       Inventories consisted of the following (in thousands):

                                      June 30,   March 31,   June 30,
                                       1996        1996       1995
                                     ---------- ----------  ----------

         Finished goods              $  78,429  $  77,318   $  67,852
         Raw materials and work
            in process                  20,146     20,178       8,712
                                     ---------- ----------  ----------
                                     $  98,575  $  97,496   $  76,564
                                     ========== ==========  ==========

    Note C - Cash Dividend

       On May 23, 1996, the Company's directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend is payable on August 19, 1996, to shareholders of record on August 5, 1996.



    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    OVERVIEW

       The Company's net revenues have grown significantly in recent years as a result of increased sales of the existing product lines and through the development and acquisition of new product lines. In October 1995, the Company acquired The C.R. Gibson Company ("Gibson") for approximately $67 million in cash which expanded its gift product lines and distribution network. As a result, the Company's gift division has grown significantly for the first quarter of fiscal 1997 as compared to the same period in the prior year.

       As a result of operating trends and the softness of the retail markets for the Company's products which began to adversely affect fiscal 1996 operating results in the second quarter of fiscal 1996, the Company decided during the fourth quarter of fiscal 1996 to discontinue the operations of its Royal Media division, a division which published magazines and operated radio networks directed toward the Christian markets. The operating results of the Royal Media division for the three months ended June 30, 1995, are reported as a loss from discontinued operations.

       The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                        Three Months Ended
                                             June 30,
                                       --------------------   Increase
                                        1996         1995    (Decrease)
                                       --------    --------  ----------
                                         (%)         (%)        (%)
         Net revenues:
          Publishing
             Book                         24.9      35.3     (  15.3)
             Bible                        19.0      24.4     (   6.2)
                                       --------    --------  ----------
                 Total Publishing         43.9      59.7     (  11.6)
          Music                           23.9      30.8     (   7.2)
          Gift                            31.2       8.0       371.2
          Other                            1.0       1.5     (  18.2)
                                       --------    --------  ----------
                 Total Revenues          100.0     100.0        20.2
                                       --------    --------  ----------

         Expenses:
          Cost of goods sold              53.5      47.4        35.7
          Selling, general and
            administrative                44.5      47.9        11.6
          Amortization of goodwill and
            non-compete agreements         1.0       0.7        64.4
                                       --------    --------  ----------
                 Total Expenses           99.0      96.0        23.9
                                       --------    --------  ----------

         Operating income                  1.0       4.0     (  69.6)
         Loss from continuing
          operations before income
          taxes                        (   3.1)    ( 0.2)        -
         Loss from discontinued
          operations                        -      ( 0.5)        -
         Net loss                      (   1.9)    ( 0.6)      289.9

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

       The  following  discussion  includes  certain  forward-looking
    statements.   Actual results  could differ materially  from those
    reflected  by  the forward-looking  statements  and  a number  of
    factors  may  affect  future   results,  liquidity  and   capital
    resources. These factors include softness in the general retail environment, the timing of products being introduced to the market, the level of returns experienced by operating divisions, the level of margins achievable in the marketplace and the ability to minimize operating expenses. Although the Company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy during the remainder of fiscal 1997.

    Results of Operations

       Net revenues for the first three months of fiscal 1997 increased by $12.2 million or 20.2% over the same period in fiscal 1996. The increase in net revenues was attributable to the increase in revenues in the gift products division due to the acquisition of Gibson, which was consummated on October 31, 1995, and to a lesser extent the introduction of new gift products.
    Net revenues, excluding gift revenues, decreased for the first three months of fiscal 1997 over the same period of fiscal
    1996 by 11.1% and decreased in each of the Company's product lines, except gift, as follows: Bible products decreased by $0.9 million or 6.2%; music products decreased by $1.3 million or 7.2%; and book products decreased by $3.2 million or 15.3%. Net revenues from gift products, including Gibson, increased by $17.8 million or 371.2%. Price increases did not have a material effect on net revenues. The trend of higher returns and reduced sales in the publishing and music divisions and the direct marketing division, first experienced during the fourth quarter of fiscal 1996, continued and were the primary reasons for the decline in publishing and music revenues.

       The Company's cost of goods sold for the first three months of fiscal 1997 increased by $10.2 million or 35.7% over the same period in fiscal 1996 and, as a percentage of net revenues, increased to 53.5% for the first three months of fiscal 1997 from 47.4% in the comparable period in fiscal 1996. The increase in cost of goods sold, as a percentage of net revenues, resulted from higher royalty costs due to a change in the product sales mix and lower recoveries of royalty and production advances attributable to lower sales within the publishing and music divisions, as well as a change in the mix of product types and
    distribution channels.   Sales  through the gift  market channels
    more than tripled from the prior year as a result of the Gibson acquisition, while sales through the direct market channels decreased as a percentage of total sales. Sales made through the direct marketing to consumers channel approximate retail prices, while sales through the gift market channel are at wholesale
    prices.   Therefore, as gift  market channel sales  increased and
    direct marketing sales decreased as a percentage of the total Company's revenues, cost of sales as a percentage of revenues increased for the first three months of fiscal 1997 over the same period in fiscal 1996, and this trend is expected to continue for the remainder of fiscal 1997. Additionally, in the prior year, the Company achieved a favorable period benefit in gross margins through price increases in anticipation of increasing paper costs while still selling from existing inventory.

       Selling, general and administrative expenses for the first three months of fiscal 1997 increased by $3.3 million or 11.6% over the same period in fiscal 1996. These expenses, expressed as a percentage of net revenues, decreased to 44.5% for the first three months of fiscal 1997 from 47.9% in the same period in fiscal 1996 primarily due to the decreases in selling and marketing costs, related to reductions in direct marketing sales promotions, as well as reductions in staff and general expenditures.

       Interest expense for the first three months of fiscal 1997 increased by $0.6 million or 22.6% over the same period in fiscal 1996 due to increased borrowings for working capital and the acquisition of Gibson.

       The net loss for the first three months of fiscal 1997 increased by $1.0 million or 289.9% over the same period in fiscal 1996. Returns at higher levels and reduced sales in its publishing and music divisions and its direct marketing division were the primary factors which resulted in this increased loss.

    Liquidity and Capital Resources

       The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At June 30, 1996, the Company had working capital of $175.4 million. At June 30, 1996, the Company had $62.5 million outstanding, and $72.5 million available for borrowing under its two credit facilities. As previously addressed, seasonality has a major impact on the Company's revenues which in turn have a direct bearing on the level of borrowings.

       Net cash used in operating activities was $2.1 million and $15.6 million for the first three months of fiscal 1997 and 1996, respectively. Cash used in operations during the first three months of fiscal 1997 was principally attributable to the payment of accounts payable and accrued expenses of $8.9 million. Cash used in operations during the first three months of fiscal 1996 was principally attributable to the increase in inventories and prepaid expenses and the decrease in accounts payable and accrued expenses.

       During  the  first  three   months  of  fiscal  1997,  capital
    expenditures totaled approximately $0.2 million, which was used primarily to purchase computer equipment. During the remainder of fiscal 1997, the Company anticipates capital expenditures of approximately $3.6 million primarily consisting of computer equipment, warehousing and manufacturing equipment and building improvements.

       The Company's bank credit facilities are unsecured and consist of a $125 million credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The $125 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios and matures on
    December 13, 2002. The $10 million credit facility bears interest at the prime rate and matures on July 30, 1997. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

       The  Company  has  outstanding  $62 million  of  senior  notes
    ("Senior Notes")  which are  unsecured.   The  Senior Notes  bear
    interest at rates from 6.93% to 9.5% due through fiscal 2008.

       Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-capital ratios which are similarly calculated for each debt agreement. At June 30, 1996, the Company was in compliance with all covenants of these debt agreements, as amended.

       The Company also has outstanding $55 million of 5.75% convertible subordinated notes ("Convertible Subordinated Notes") due November 30, 1999. The Convertible Subordinated Notes presently are convertible into common stock at $17.00 per share and are redeemable at the Company's option after November 30, 1995, at 103.29% of the principal amount, declining annually thereafter to 100% on November 30, 1999.

       Management   believes  cash  generated  by   operations  and
    borrowings available through its Credit Agreements will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 1997.


                                 PART II


    Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

                Exhibit 27 - Financial Data Schedule

          (b) No Form 8-K was filed by the Company during the quarter ended June 30, 1996.






                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Thomas Nelson, Inc.
                                             (Registrant)


         August 13, 1996              BY     /s/ Joe L. Powers
    -----------------------------       ----------------------------
                                             Joe L. Powers
                                       Executive Vice President
                                       (Principal Financial and
                                          Accounting Officer)