Form 10-Q
period 1996-09-30
NELSON THOMAS INC
filed 1996-11-13
CIK 71023

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                              (Mark One)
         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

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

     At November 8, 1996, the Registrant had outstanding 16,009,248 shares of Common Stock and 1,112,075 shares of Class B Common Stock.


                                               Part I
Item 1. Financial Statements
                                THOMAS NELSON, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                       (Dollars in thousands)
                                   September 30,  March 31,  September 30,
                                       1996         1996         1995
                                    -----------  -----------  -----------
                                    (Unaudited)               (Unaudited)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents       $   1,700    $      672   $     685
    Accounts receivable, less
     allowances of $13,293, $10,959
     and $10,281 respectively         109,268        99,221     102,278
    Income tax refunds receivable       4,179         4,440         --
    Inventories                        91,964        97,496      80,573
    Prepaid expenses                   16,012        18,045      19,889
    Deferred tax asset                 17,120        17,120       7,714
                                    -----------  -----------  -----------
  Total Current Assets                240,243       236,994     211,139

  PROPERTY, PLANT AND EQUIPMENT        34,993        36,634      16,279
  OTHER ASSETS                         21,699        19,347      22,806
  DEFERRED CHARGES                      3,197         3,658       4,840
  GOODWILL                             75,300        76,963      31,402
                                    -----------  -----------  -----------
TOTAL ASSETS                        $ 375,432    $  373,596   $ 286,466
                                    ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                $  25,869    $   30,158   $  33,966
    Accrued expenses                   33,883        32,109      16,438
    Dividends payable                     685           685         654
    Current portion of long-term
      debt                              3,046         2,376         892
    Current portion of capital
      lease obligation                    275           249         574
                                    -----------  -----------  -----------
  Total Current Liabilities            63,758        65,577      52,524
  LONG-TERM DEBT                      179,572       179,489     101,898
  CAPITAL LEASE OBLIGATION                418           527         402
  DEFERRED TAX LIABILITY                3,127         3,127       1,410
  OTHER LIABILITIES                     3,099         2,506       1,226
  SHAREHOLDERS' EQUITY
    Preferred stock, $1.00 par value,
     authorized 1,000,000 shares;
     none issued                          --            --          --
    Common stock, $1.00 par value,
     authorized 20,000,000 shares;
     issued 16,009,248, 16,004,368
     and 15,256,641 shares,
     respectively                      16,009        16,004      15,257
    Class B common stock, $1.00 par
     value, authorized 5,000,000
     shares; issued 1,112,075,
     1,112,075 and 1,085,825 shares,
     respectively                       1,112         1,112       1,086
    Additional paid-in capital         78,942        78,825      69,787
    Retained earnings                  29,293        26,952      42,315
    Deferred compensation           (     251)   (      828)        --
    Foreign currency translation
     adjustments                          353           305         561
                                    -----------  -----------  -----------
  Total Shareholders' Equity          125,458       122,370     129,006
                                    -----------  -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                            $ 375,432    $  373,596   $ 286,466
                                    ===========  ===========  ===========
See Accompanying Notes

                                THOMAS NELSON, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands, except per share data)
                                Six Months Ended        Three Months Ended
                                  September 30,           September 30,
                                 1996       1995         1996        1995
                              ---------- ----------    ---------- ----------
                             (Unaudited) (Unaudited)  (Unaudited) (Unaudited)

Net revenues                  $ 166,159  $ 140,830    $   93,701  $   80,531

Expenses:
  Cost of goods sold             86,952     71,716        48,176      43,138
  Selling, general and
    administrative               65,757     57,782        33,554      28,918
  Amortization of goodwill and
    non-compete agreements        1,479        901           739         451
                              ---------- ----------   ----------  ----------
       Total expenses           154,188    130,399        82,469      72,507
                              ---------- ----------   ----------  ----------
Operating income                 11,971     10,431        11,232       8,024

Other income (expense)              208        238           141         287
Interest expense                  6,190      4,548         3,132       2,053
                              ---------- ----------   ----------  ----------
Income from continuing
  operations before
  income taxes                    5,989      6,121         8,241       6,258
Provision (benefit) for
  income taxes                    2,276      2,264         3,132       2,315
                              ---------- ----------   ----------  ----------

Income from continuing
  operations                      3,713      3,857         5,109       3,943

Loss from discontinued
  operations, net                   --   (     773)          --    (     501)
                              ---------- ----------   ----------  ----------

NET INCOME                    $   3,713  $   3,084    $    5,109  $    3,442
                              ========== ==========   ==========  ==========
Weighted average number
  of shares outstanding:
    Primary                      17,139     14,658        17,138      15,715
                              ========== ==========   ==========  ==========
    Fully-diluted                20,374     17,941        20,373      18,998
                              ========== ==========   ==========  ==========

NET INCOME PER SHARE:
  Primary -
  Income from continuing
    operations                $    0.22  $    0.26    $     0.30  $     0.25
  Loss from discontinued
    operations                      --   (    0.05)          --   (     0.03)
                              ---------- ----------   ----------  ----------
                              $    0.22  $    0.21    $     0.30  $     0.22
                              ========== ==========   ==========  ==========
  Fully-Diluted -
  Income from continuing
    operations                $    0.22  $    0.26    $     0.28  $     0.24
  Loss from discontinued
    operations                      --   (    0.05)          --   (     0.03)
                              ---------- ----------   ----------  ----------
                              $    0.22  $    0.21    $     0.28  $     0.21
                              ========== ==========   ==========  ==========

DIVIDENDS DECLARED PER SHARE  $   0.080  $   0.080    $    0.040  $    0.040
                              ========== ==========   ==========  ==========

See Accompanying Notes


                                THOMAS NELSON, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)
                                        Six Months Ended September 30,
                                       -------------------------------
                                            1996            1995
                                         -----------    -----------
                                         (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                             $   3,713      $   3,857
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operations:
   Depreciation and amortization             5,387          3,274
   Loss (gain) on sale of fixed assets           7      (     141)
   Effect of exchange rate changes
    on cash                                      5              2
   Deferred compensation                       577            --
  Changes in assets and liabilities,
    net of disposals:
   Accounts receivable, net              (  10,047)     (  17,553)
   Income tax refunds receivable               261            --
   Inventories                               5,532      (  11,222)
   Prepaid expenses                          2,033      (   4,593)
   Accounts payable and accrued expenses (   2,528)     (     779)
   Income taxes currently payable and
    deferred                                 2,197            --
                                         ------------  -----------
Net cash provided by (used in)
  continuing operations                      7,137      (  27,155)
                                         ------------  -----------

  Discontinued operations:
   Loss from discontinued operations           --       (     773)
   Items not affecting cash, net         (   2,445)           --
   Cash provided (used) for discontinued
    operations                                 453      (     865)
                                         ------------  -----------
Net cash used in discontinued operations (   1,992)     (   1,638)
                                         ------------  -----------

Net cash provided by (used in) operating
  activities                                 5,145      (  28,793)
                                         ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   (     527)     (   1,101)
  Proceeds from sale of property, plant
    & equipment                                123            494
  Purchase of net assets of acquired
    companies - net of cash received     (     120)           --
  Changes in other assets and deferred
    charges                              (   3,605)     (   4,747)
                                         ------------  -----------
Net Cash Used in Investing Activities    (   4,129)     (   5,354)
                                         ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) under line of
    credit                                     753      (  18,314)
  Payments under capital lease
    obligation                           (     129)     (     454)
  Dividends paid                         (   1,370)     (   1,191)
  Changes in other liabilities                 593      (     472)
  Proceeds from issuance of common stock       203         54,597
  Common stock retired                   (      81)     (     109)
                                         ------------  -----------
Net cash provided by (used in) financing
  activities                             (      31)        34,057
                                         ------------  -----------

EFFECT OF TRANSLATION RATE CHANGES
  ON CASH                                       43              8
                                         ------------  -----------

Net increase (decrease) in cash and
  cash equivalents                           1,028      (      82)

Cash and cash equivalents at
  beginning of period                          672            767
                                         ------------  -----------
Cash and cash equivalents at
  end of period                          $   1,700      $     685
                                         ============  ===========
Supplemental disclosures of non-cash
  investing and financing activities:
   Dividends accrued and unpaid          $     685      $     654
   Capital lease obligations incurred to
    lease new equipment                  $      46      $     685

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


Note B - Inventories

   Inventories consisted of the following (in thousands):

<CAPTION
                                September 30, March 31, September 30,
                                   1996         1996        1995
                                 ----------- ---------- -----------

     Finished goods              $  73,111   $  77,318  $  70,325
     Raw materials and work
        in process                  18,853      20,178     10,248
                                 ----------- ---------- -----------

                                 $  91,964   $  97,496  $  80,573
                                 =========== ========== ===========

Note C - Cash Dividend

   On May 23, 1996, the Company's directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend was paid on August 19, 1996, to shareholders of record on August 5, 1996.

   On August 22, 1996, the Company's directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend is payable on November 18, 1996, to shareholders of record on November 4, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

   The Company's net revenues have grown in recent years as a result of increased sales of the existing product lines and through the development and acquisition of new product lines. In October 1995, the Company acquired The C.R. Gibson Company ("Gibson") for approximately $67 million in cash which expanded its gift product lines and distribution network. As a result, the Company's gift division has grown significantly for the first six months of fiscal 1997 as compared to the same period in the prior year.

   As a result of operating trends and the softness of the retail markets for the Company's products which began to adversely affect fiscal 1996 operating results in the second quarter of fiscal 1996, the Company decided during the fourth quarter of fiscal 1996 to discontinue the operations of its Royal Media division, a division which published magazines and operated radio networks directed toward Christian markets. The disposal of the Royal Media division has been consummated. The operating results of the Royal Media division for the three months and six months ended September 30, 1995, are reported as a loss from discontinued operations.

   The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                     Six Months Ended
                                       September 30,
                                  ----------------------     Increase
                                     1996        1995       (Decrease)
                                  ---------   ----------    ----------
                                     (%)         (%)           (%)
     Net revenues:
       Publishing
          Book                        25.0        34.1       (  13.6)
          Bible                       18.0        22.1       (   3.5)
                                  ---------    ---------
            Total Publishing          43.0        56.2       (   9.6)
       Music                          27.6        34.7       (   6.4)
       Gift                           28.8         8.3         307.8
       Other                           0.6         0.8       (  12.0)
                                  ---------    ---------
             Total Revenues          100.0       100.0          18.0
                                  ---------    ---------

     Expenses:
       Cost of goods sold             52.3        50.9          21.2
       Selling, general and
        administrative                39.6        41.0          13.8
       Amortization of goodwill
        and non-compete agreements     0.9         0.7          64.2
                                  ---------    ---------
             Total Expenses           92.8        92.6          18.2
                                  ---------    ---------

     Operating income                  7.2         7.4          14.8
     Income from continuing
       operations before income
       taxes                           3.6         4.3       (   2.2)
     Loss from discontinued
       operations                      --     (    0.5)      ( 100.0)
     Net income                        2.2         2.2          20.4

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

Results of Operations

   Net revenues for the first six months  of fiscal 1997 increased by
$25.3 million  or 18.0%  over the  same period  in fiscal 1996.   Net
revenues  decreased in  each of  the Company's  product lines, except gift, as  follows:  Bible products decreased by $1.1 million or 3.5%;
music products decreased by $3.1 million  or 6.4%; and book  products
decreased  by  $6.5  million  or  13.6%.    Net  revenues  from  gift
products, including  Gibson, increased  by $36.1  million or  307.8%.
Net  revenues for  the second  quarter  of  fiscal 1997  increased by
$13.2 million  or 16.4%  over the same  period in fiscal  1996.   Net
revenues from  gift products,  including Gibson,  increased by  $18.3





million or 264.0% and from Bible products increased by $0.3 million or 2.0%. The remaining product lines of books and music decreased by $2.7 million or 10.5% and $1.8 million or 6.0%, respectively. Price increases did not have a material effect on net revenues. The increases in net revenues for the first six months and second quarter were primarily attributable to the increases in revenues in the gift products division due to the acquisition of Gibson, which was consummated on October 31, 1995. The trend of higher returns and reduced sales in the publishing division and the direct marketing division, first experienced during the fourth quarter of fiscal 1996, continued and were the primary reasons for the decline in publishing and music revenues, respectively.

   The Company's cost of goods sold for the first six months of fiscal 1997 increased by $15.2 million or 21.2% over the same period in fiscal 1996 and, as a percentage of net revenues, increased to
52.3% for the first six months of fiscal 1997 from 50.9% in the comparable period in fiscal 1996. Cost of goods sold for the second quarter increased $5.0 million or 11.7% over the same period in fiscal 1996 and, as a percentage of net revenues, decreased from 53.6% to 51.4%. The increase in cost of goods sold, as a percentage of net revenues, for the first six months resulted from a change in the mix of product types and distribution channels. Sales through the gift market channels more than tripled from the prior year as a result of the Gibson acquisition, while sales through the direct market channels decreased as a percentage of total sales. Sales made through the direct marketing to consumers channel approximate retail prices, while sales through the gift market channel are at wholesale prices. Therefore, as gift market channel sales increased and direct marketing sales decreased as a percentage of the total Company's revenues, cost of sales as a percentage of revenues increased  for  the first  six months  of fiscal  1997 over  the same period in fiscal 1996. The cost of goods sold for the second quarter of fiscal 1997 decreased as a percentage of net revenues from fiscal 1996 primarily because of high paper costs in the publishing and gift divisions and a higher than normal mix of distributed product sales in the music division during the second quarter of fiscal 1996.

   Selling, general and administrative expenses for the first six months of fiscal 1997 increased by $8.0 million or 13.8% and for the second quarter by $4.6 million or 16.0% over the same periods in fiscal 1996. These expenses, expressed as a percentage of net revenues, decreased to 39.6% for the first six months of fiscal 1997 from 41.0% and to 35.8% for the second fiscal quarter from 35.9% in the same periods in fiscal 1996 primarily due to the decreases in selling and marketing costs, related to reductions in direct marketing sales promotions, as well as reductions in staff and general expenditures.

   Interest expense for the first six months and second quarter of fiscal 1997 increased by $1.6 million or 36.1% and $1.1 million or 52.6%, respectively, over the same periods in fiscal 1996 due to increased borrowings for working capital and the acquisition of Gibson.

Liquidity and Capital Resources

   The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At September 30, 1996, the Company had working capital of $176.5 million. At September 30, 1996, the Company had $60.5 million outstanding, and $74.5 million available for borrowing under its two credit facilities.
   Net cash provided by (used in) operating activities was $5.1 million and ($28.8) million for the first six months of fiscal 1997 and 1996, respectively. Cash provided by operations during the first six months of fiscal 1997 was principally attributable to the decrease in inventories and income from operations. Cash used in operations during the first six months of fiscal 1996 was principally attributable to the increase in inventories and accounts receivable.

   During the first six months of fiscal 1997, capital expenditures totaled approximately $0.5 million, which was used primarily to purchase computer equipment and warehousing and manufacturing equipment. During the remainder of fiscal 1997, the Company anticipates capital expenditures of approximately $3.3 million primarily consisting of computer equipment, warehousing and manufacturing equipment and building improvements.

   The Company's bank credit facilities are unsecured and consist of a $125 million credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The $125 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios and matures on December 13, 2002. The $10 million credit facility bears interest at the prime rate and matures on July 31, 1998. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

   The  Company has outstanding $61 million of  senior notes ("Senior
Notes")  which are  unsecured.   The  Senior  Notes bear  interest at
rates from 6.93% to 9.5% due through fiscal 2008.

   Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-capital ratios which are similarly calculated for each debt agreement. At September 30, 1996, the Company was in compliance with all covenants of these debt agreements, as amended.

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

   Management believes cash generated by operations and borrowings available through its Credit Agreements will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 1997.





                               PART II


Item 4. Submission of Matters to a Vote of Security Holders at the Company's Annual Meeting of Shareholders, which was held on August 22, 1996, the following proposal was approved:

          (a) The election of three directors in Class Three to serve for a term of three years expiring at the Annual Meeting of Shareholders to be held in 1999 or until their successors are duly elected and qualified. The persons nominated for election to the Board of Directors received the number of total votes (Common and Class B) shown opposite their respective names:

                                           For       Against   Withheld
                                        ----------   -------   --------
               Brownlee O. Currey, Jr.  21,864,317   101,070   17,152
               W. Lipscomb Davis, Jr.   21,864,317   101,070   17,037
               Joe M. Rodgers           21,864,317   101,070   15,987


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

               Exhibit 27 - Financial Data Schedule

          (b) No Form 8-K was filed by the Company during the quarter ended September 30, 1996.


                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Thomas Nelson, Inc.
                                          (Registrant)


   November 13, 1996         BY        /s/ Joe L. Powers
   -----------------            --------------------------------
                                         Joe L. Powers
                                    Executive Vice President
                                   (Principal Financial and
                                      Accounting Officer)