Form 10-Q
period 1996-12-31
NELSON THOMAS INC
filed 1997-02-14
CIK 71023

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549


                           (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended December 31, 1996

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

           At  February 7, 1997 the Registrant had outstanding
16,001,178 shares of Common Stock and 1,112,071 shares of Class B
Common Stock.


                THOMAS NELSON, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands)

                                      December 31,  March 31,    December 31,
                                         1996         1996           1995
                                      ------------  --------     ------------
                                      (Unaudited)                (Unaudited)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents         $    2,150    $    672     $     3,290
    Accounts receivable, less
      allowances of $7,516, $7,068
      and $7,400, respectively            67,555      72,001          70,811
    Income tax refunds receivable          3,604       4,440             -
    Inventories                           71,456      79,308          81,422
    Prepaid expenses                       8,494      11,221          13,189
    Deferred tax asset                    14,970      14,970           9,499
    Net assets of discontinued
      operations                          68,657      62,514          79,364
                                      ------------  --------     ------------
  Total Current Assets                   236,886     245,126         257,575
  PROPERTY, PLANT AND EQUIPMENT           33,308      35,357          34,851
  OTHER ASSETS                            12,209      10,201          16,079
  DEFERRED CHARGES                         2,949       3,284           3,977
  GOODWILL                                59,262      61,115          59,626
                                      ------------  --------     ------------
TOTAL ASSETS                          $  344,614    $355,083     $   372,108
                                      ============  ========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                  $   16,935    $ 23,187     $    18,905
    Accrued expenses                      16,839      21,502          22,791
    Dividends payable                        685         685             657
    Income taxes currently payable         4,996         -             2,157
    Current portion of long-term debt
      & capital lease obligation           3,322       2,625           2,581
                                      ------------  --------     ------------
  Total Current Liabilities               42,777      47,999          47,091
  LONG-TERM DEBT                         168,239     179,489         191,160
  CAPITAL LEASE OBLIGATION                   349         527             726
  DEFFERRED TAX LIABILITY                  3,127       3,127           4,837
  OTHER LIABILITIES                        1,093       1,876           1,380
  SHAREHOLDERS' EQUITY
    Preferred stock, $1.00 par value,
      authorized 1,000,000 shares;
      none issued                            -           -               -
    Common stock, $1.00 par value,
      authorized 20,000,000 shares;
      issued 16,003,971, 16,004,368
      and 15,305,019 shares,
      respectively                        16,004      16,004          15,305
    Class B common stock, $1.00 par
      value, authorized 5,000,000
      shares; issued 1,112,075,
      1,112,075 and 1,109,993 shares,
      respectively                         1,112       1,112           1,110
    Additional paid-in capital            79,320      78,825          69,678
    Retained earnings                     32,858      26,952          41,871
    Deferred compensation                   (265)       (828)         (1,050)
                                      ------------   --------    ------------
  Total Shareholders' Equity             129,029     122,065         126,914
                                      ------------   --------    ------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $  344,614     $355,083    $   372,108
                                      ============   ========    ============
See Accompanying Notes

                  THOMAS NELSON, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per share data)
                                Nine Months Ended       Three Months Ended
                                   December 31,            December 31,
                                1996         1995       1996         1995
                             ----------   ---------   ---------   ---------
                             (Unaudited) (Unaudited) (Unaudited) (Unaudited)
NET REVENUES                  $ 183,942   $ 155,117   $  63,557   $  62,978

COST AND EXPENSES:
     Cost of goods sold          98,977      82,119      35,599      34,708
     Selling, general and
       administrative            65,107      56,942      19,622      22,131
     Amortization of goodwill
       and non-compete
       agreements                 1,485         619         496         208
                              ----------   ---------   ---------   ---------

         Total expenses         165,569     139,680      55,717      57,047
                              ----------   ---------   ---------   ---------

OPERATING INCOME                 18,373      15,437       7,840       5,931

Other income                        312         338         104         100
Interest expense                  7,021       6,036       2,391       2,571
                              ----------   ---------   ---------   ---------

Income from continuing
  operations before income
  taxes                          11,664       9,739       5,553       3,460
Provision for income taxes        4,432       3,601       2,110       1,279
                              ----------   ---------   ---------   ---------

Income from continuing
  operations, net                 7,232       6,138       3,443       2,181

Income (Loss) from
  discontinued operations, net      728      (1,406)        803        (535)
                              ----------   ---------   ---------   ---------

NET INCOME                    $   7,960    $  4,732    $  4,246    $  1,646
                              ==========   =========   =========   =========

Weighted average number
  of shares outstanding:
    Primary                      17,138      15,310      17,136      16,484
                              ==========   =========   =========   =========
    Fully-diluted                20,373      18,545      20,371      19,719
                              ==========   =========   =========   =========

NET INCOME PER SHARE:
    Primary--
      Income from continuing
        operations            $    0.42    $   0.40    $   0.20    $   0.13
      Income (Loss) from
        discontinued
        operations                 0.04       (0.09)       0.05       (0.03)
                              ----------   ---------   ---------   ---------
                              $    0.46    $   0.31    $   0.25    $   0.10
                              ==========   =========   =========   =========
    Fully-diluted--
      Income from continuing
        operations            $    0.42    $   0.40    $   0.19    $   0.13
      Income (Loss) from
        discontinued
        operations                 0.04       (0.09)       0.04       (0.03)
                              ----------   ---------   ---------   ---------
                              $    0.46    $   0.31    $   0.23    $   0.10
                              ==========   =========   =========   =========

DIVIDENDS DECLARED PER SHARE  $   0.120    $  0.120    $  0.040    $  0.040
                              ==========   =========   =========   =========
See Accompanying Notes


                       THOMAS NELSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                               Nine Months Ended December 31,
                                               ------------------------------
                                                   1996             1995
                                               ------------     -------------
                                               (Unaudited)       (Unaudited)
CASH FLOWS FROM CONTINUING OPERATING
  ACTIVITIES:
     Net Income                                 $    7,232       $    6,138
     Adjustments to reconcile net income to
       net cash provided by (used in)
       operations:
         Depreciation and amortization               8,257            5,634
         Gain on sale of fixed assets                  (22)            (502)
         Deferred compensation                         563              -
     Changes in assets and liabilities, net of
       acquisitions and disposals:
         Accounts receivable, net                    4,446            2,527
         Income tax refunds receivable                 836              -
         Inventories                                 7,852          (12,441)
         Prepaid expenses                            2,727             (121)
         Accounts payable and accrued expenses     (10,915)          (9,592)
         Income taxes currently payable and
           deferred                                  4,996            3,307
                                                ------------    -------------
Net cash provided by (used in) continuing
  operations                                        25,972           (5,050)
                                                ------------    -------------
    Discontinued operations:
      Income (Loss) from discontinued
        operations                                     728           (1,406)
      Items not affecting cash, net                    801             (875)
      Cash used in discontinued operations          (7,259)         (24,028)
                                                ------------    -------------
Net cash used in discontinued operations            (5,730)         (26,309)
                                                ------------    -------------

Net cash provided by (used in) operating
  activities                                        20,242          (31,359)
                                                ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (1,290)          (2,942)
  Proceeds from sale of property, plant
    & equipment                                        139              903
  Purchase of net assets of acquired companies
    - net of cash received                            (170)         (69,527)
  Changes in other assets and deferred charges      (4,369)           2,259
                                                ------------    -------------
Net cash used in investing activities               (5,690)         (69,307)
                                                ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) under line of credit        (9,025)          59,753
  Payments under capital lease obligation             (198)            (694)
  Payments on long-term debt                        (1,508)          (8,252)
  Dividends paid                                    (2,055)          (1,848)
  Changes in other liabilities                        (783)            (223)
  Proceeds from issuance of common stock               651           54,611
  Common stock retired                                (156)            (158)
                                                ------------    -------------
Net cash provided by (used in) financing
  activities                                       (13,074)         103,189
                                                ------------    -------------

Net increase in cash and cash equivalents            1,478            2,523
Cash and cash equivalents at beginning of period       672              767
                                                ------------    -------------
Cash and cash equivalents at end of period      $    2,150      $     3,290
                                                ============    =============

Supplemental disclosures of non-cash
  investing and financing activities:
    Dividends accrued and unpaid                $      685     $        657
    Capital lease obligations incurred to
      lease new equipment                       $       50     $        685



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


Note B - Inventories

    Components of inventories consisted of the following (in thousands):

                             December 31,  March 31,   December 31,
                                1996         1996         1995
                             -----------  -----------  -----------
    Finished goods           $   55,450   $   61,002   $   62,742
    Raw  materials and
      work in process            16,006       18,306       18,680
                             -----------  -----------  -----------
                             $   71,456   $   79,308   $   81,422
                             ===========  ===========  ===========

Note C - Cash Dividend

    On May 23, 1996, the Company's directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend was paid August 9, 1996, to shareholders of record on August 5, 1996.

    On August 22, 1996, the Company's directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend was paid November 18, 1996, to shareholders of record on November 4, 1996.

    On November 15, 1996, the Company's directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend is payable February 17, 1997, to shareholders of record on February 3, 1997.


Note D - Subsequent Event

       On November 21, 1996, the Company, its wholly owned subsidiary, Word, Incorporated, a Delaware corporation ("Word"), and Word Direct Partners, L.P., a Texas limited partnership whose sole general partner and sole limited partner are direct or indirect wholly owned subsidiaries of the Company (collectively, the "Sellers") entered into an Asset Purchase Agreement (together with Amendment No. 1 thereto dated as of January 6, 1997, the "Asset Purchase Agreement") among the Sellers and Gaylord Entertainment Company, a Delaware corporation ("Gaylord"). The Asset Purchase Agreement provided for the purchase by Gaylord of certain assets of Sellers (the "Purchased Assets"), which Purchased Assets comprised the music division of the Company (the "Music Business") including the production of recorded music and related products, the distribution of recordings for other companies and music publishing, including songwriter development, print music publishing and copyright administration. Gaylord also agreed to assume certain liabilities associated with the Music Business. In connection with the transactions contemplated by the Asset Purchase Agreement, subsidiaries of Gaylord purchased certain assets relating primarily to the Music Business of Word Communications, Ltd., a Canadian corporation, and Nelson Word, Ltd., a United Kingdom corporation, both of which are direct or indirect wholly owned subsidiaries of the Company.

      On January 6, 1997, the transactions contemplated by the Asset Purchase Agreement were consummated. Pursuant to adjustments contemplated by the Asset Purchase Agreement, including a working capital adjustment based on changes in the estimated balance sheet of the Music Business at the closing from the balance sheet of the Music Business at June 30, 1996 to the date of closing, Gaylord paid to Sellers $120,693,000 at the closing. The purchase price is subject to further adjustment based on a post-closing audit of the balance sheet of the Music Business as of the closing date.

      Pursuant to the Asset Purchase Agreement, Sellers entered into an agreement with Gaylord whereby Sellers will provide, and Gaylord will compensate them for, certain administrative support services to the Music Business (such as billing, collection, accounting, inventory warehousing and shipping) during a transition period not to exceed twelve months following the closing.

     The proceeds received by the Company were used to retire $35 million of the Series A Senior Notes pursuant to the Company's Note Purchase Agreement dated January 3, 1996, and to pay the outstanding balance of approximately $50 million under the Company's Amended and Restated Credit Agreement dated December 13, 1995, as amended, with the remainder of the proceeds to be invested in short-term government securities or similar investments pending application by the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    The Company's net revenues have grown in recent years as a result of increased sales of the existing product lines and through the development and acquisition of new product lines. In October 1995, the Company acquired The C. R. Gibson Company ("Gibson") for approximately $67 million in cash which expanded its gift product lines and distribution network. As a result, the Company's gift revenues have grown significantly for the first nine months of fiscal 1997 as compared to the same period in the prior year.

    As a result of operating trends and the softness of the retail markets for the Company's products which began to adversely affect fiscal 1996 operating results in the second quarter of fiscal 1996, the Company decided during the fourth quarter of fiscal 1996 to discontinue the operations of its Royal Media division, a division which published magazines and operated radio networks directed toward Christian markets. The disposal of the Royal Media division has been consummated. The operating results of the Royal Media division for the three months and nine months ended December 31, 1995, are reported as a loss from discontinued operations.

    On January 6, 1997, the Company consumated the sale of the Music Business. The operating results of the Music Business for the three months and nine months ended December 31, 1996 and 1995 are reported as if the transaction was consummated on April 1, 1995. The operating results of the Music Business for the three months and nine months ended December 31, 1996, are reported as income from discontinued operations and for the three months and nine months ended December 31, 1995, are reported as a loss from discontinued operations.

    The following table sets forth for the periods indicated certain selected statements of income data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.


                                  Nine Months Ended    Fiscal Year-to-Year
                                     December 31,           Increase
                                  ------------------       (Decrease)
                                    1996      1995
                                  --------  --------       ----------
                                     (%)       (%)             (%)
   Net revenues:
     Publishing:
        Book                        34.7     34.1             (3.2)
        Bible                       27.8     45.6             (9.8)
                                  -------  -------
            Total publishing        62.5     79.7             (7.0)
     Gift                           36.5     18.8            130.3
     Other                           1.0      1.5            (23.6)
                                  -------  -------
          Total net revenues       100.0    100.0             18.6
                                  -------  -------
   Expenses:
     Cost of goods sold             53.8     52.9             20.5
     Selling, general and
        administrative              35.4     36.7             14.3
     Amortization of goodwill
        and non-compete
        agreements                   0.8      0.4            139.9
                                  -------  -------
          Total expenses            90.0     90.0             18.5
                                  -------  -------
   Operating income                 10.0     10.0             19.0
   Income from continuing
     operations before income
     taxes                           6.3      6.3             19.8
   Income (loss) from discontinued
     operations, net of taxes        0.4     (0.9)             --
   Net income                        4.3      3.1             68.2



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

Results of Operations

   Net revenues for the first nine months of fiscal 1997 increased by $28.8 million, or 18.6%, over the same period in fiscal 1996. Net revenues decreased in each of the Company's product lines, except gift, as follows: Bible products decreased by $1.7 million, or 3.2%, and book products decreased by $6.9 million, or 9.8%. Net revenues from gift products, including Gibson, increased by $38.0 million, or 130.3%. Net revenues for the third quarter of fiscal 1997 increased by $0.6 million, or 0.9%, over the same period in fiscal 1996. Net revenues from gift products, including Gibson, increased by $1.8 million, or 10.5%. The remaining product lines of books and Bibles decreased by $0.2 million, or 1.0%, and $0.6 million, or 2.8%, respectively. Price increases did not have a material effect on net revenues. The increases in net revenues for the first nine months and third quarter were primarily attributable to the increases in revenues in the gift products division due to the acquisition of Gibson, which was consummated on October 31, 1995.

    The Company's cost of goods sold for the first nine months of fiscal 1997 increased by $16.8 million, or 20.5%, over the same period in fiscal 1996 and, as a percentage of net revenues, increased to 53.8% for the first nine months of fiscal 1997 from 52.9% in the comparable period in fiscal 1996. Cost of goods sold for the third fiscal quarter increased by $0.9 million, or 2.6%, over the same period in fiscal 1996 and, as a percentage of net revenues, increased from 55.1% to 56.0%. The increase of cost of goods sold, as a percentage of net revenues, for the first nine months and third quarter resulted from a change in the mix of distribution channels. Sales through the gift market channels increased over the prior year as a result of the Gibson acquisition. The gift division's products have a higher cost of sales as a percentage of net revenues since they are sold nonreturnable and lower gross margins than publishing products are
acceptable.   Therefore, as  gift sales increased as a percentage
of the Company's revenues, cost of sales as a percentage of net revenues increased for the third quarter and first nine months of fiscal 1997 over the same periods in fiscal 1996. In addition to the mix of products, cost of goods sold increased because the Company has focused on reducing inventories and has made selected sales of publishing products at lower margins to reduce slow moving products.

   Selling, general and administrative expenses for the first nine months of fiscal 1997 increased by $8.2 million, or 14.3%, and decreased for the third quarter by $2.5 million, or 11.3%, from the same periods in fiscal 1996. These expenses, expressed as a percentage of net revenues, decreased to 35.4% for the first nine months of fiscal 1997 from 36.7% and to 30.9% for the third fiscal
quarter  from 35.1% in the same periods in fiscal 1996   primarily
due to the reductions in staff and general expenditures, including
reductions  in  the  Company's  publishing  direct  marketing   to
consumers program.

    Interest expense for the first nine months of fiscal 1997 increased by $1.0 million, or 16.3%, over the same period in fiscal 1996 due to increased borrowings for the October 1995 acquisition
of  Gibson.   Interest  expense for  the  third  quarter  of  1997
decreased by $0.2 million, or 7.0%, from the same period in fiscal 1996 due to decreased borrowings for working capital.


Liquidity and Capital Resources

    The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At December 31, 1996, the Company had working capital of $194.1 million. At December 31, 1996, the Company had $49.2 million outstanding, and $85.8 million available for borrowing under its two credit facilities. Seasonality has a major impact on the Company's revenues which in turn have a direct bearing on the level of borrowings. Subsequent to the sale of the Music Business on January 6, 1997, the entire outstanding borrowing under the credit facilities was repaid (See Note D-Subsequent Event).

    Net cash provided by (used in) operating activities was $20.2 million and ($31.4) million for the first nine months of fiscal 1997 and 1996, respectively. Cash provided by operations during the first nine months of fiscal 1997 was principally attributable to the decrease in inventories and income from continuing operations. Cash used in operations during the first nine months of fiscal 1996 was principally attributable to the cash used in discontinued operations and to the increase in inventories.

     During the first nine months of fiscal 1997, capital expenditures totaled approximately $1.3 million, which was used primarily to purchase computer equipment and warehousing and manufacturing equipment. During the remainder of fiscal 1997, the Company anticipates capital expenditures of approximately $1.0 million primarily consisting of computer equipment, warehousing and manufacturing equipment and building improvements.

   In connection with the sale of the Company's Music Business on January 7, 1997, the Company's $125 million credit facility was amended to decrease the facility to $75 million. The $75 million credit facility and the Company's $10 million credit facility (collectively, the "Credit Agreements") are both unsecured. The $75 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios and matures on December 13, 2002. The $10 million credit facility bears interest at the prime rate and matures on July 31, 1998. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

    At December 31, 1996, the Company had outstanding $61 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.93% to 9.5% due through fiscal 2008. Subsequent to the sale of the Music Business, $35 million of the Senior Notes was retired.

    Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-capital ratios which are similarly calculated for each debt agreement. At December 31, 1996, the Company was in compliance with all covenants of these debt agreements, as amended.

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

    Management believes cash reserves from the sale of the Music Business, cash generated by operations and borrowings available through its Credit Agreements, will be sufficient to fund antici-pated working capital requirements for existing operations through the remainder of fiscal 1997.


                            PART II


Item  6.  Exhibits and  Reports  on Form 8-K

     (a) Exhibits required by Item 601 of Regulation S-K

         Exhibit  4.1-  Second Amendment  to Credit Agreement
                    dated November 15, 1996, among Thomas Nelson, Inc., SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, NationsBank of Texas, N.A. in Dallas, Creditanstalt-Bankverein in New York (filed as Exhibit 4.1 to the Company's Report on Form 8-K dated January 6, 1997 and incorporated herein by reference).

         Exhibit  11 - Statement of Re-Computation of  Per  Share
                    Earnings

         Exhibit 27 - Financial Data Schedule

     (b) No Form 8-K was filed by the Company during the quarter ended December 31, 1996.


                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Thomas Nelson, Inc.
                                     (Registrant)


   February 14, 1997                    BY    /s/ Joe L. Powers
--------------------------                 -----------------------
                                               Joe L. Powers
                                          Executive Vice President
                                          (Principal Financial and
                                            Accounting Officer)