Form 10-K
period 1997-03-31
NELSON THOMAS INC
filed 1997-06-27
CIK 71023

============================================================
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                    ------------------------------
                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended March 31, 1997Commission file number 0-4095

                   ------------------------------

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

                                          Name of each exchange on
       Title of each class                   which registered
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

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       As of June 25, 1997, the Registrant had outstanding 15,997,798 shares of common stock and 1,112,071 shares of Class B common stock. On such date the aggregate market value of shares of common stock and Class B common stock held by nonaffiliates was approximately $192.8 million. The market value calculation was determined using the closing sales price of the Registrant's common stock and Class B common stock on June 25, 1997, as reported on The New York Stock Exchange, and assumes that all shares beneficially held by executive officers and the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of such officers and directors individually disclaims.

=================================================================

                 DOCUMENTS INCORPORATED BY REFERENCE

                                   Documents from which portions
        Part of Form 10-K          are incorporated by reference
-------------------------------    -----------------------------

PART II

   Item 5 - Market for Company's   Page 31 of Annual Report to
             Common Equity and       Shareholders for year ended
             Related Shareholder     March 31, 1997 (market price
             Matters                 and dividend information
                                     only)

   Item 6 - Selected Financial     Page 10 of Annual Report to
             Data                    Shareholders for year ended
                                     March 31, 1997

   Item 7 - Management's Dis-      Pages 11 to 13 of Annual Report
             cussion and Analysis    to Shareholders for year
             of Financial Condition ended March 31, 1997 and Results of
             Operations

   Item 8 - Financial Statements   Pages 14 to 29 of Annual
             and Supplementary       Report to Shareholders Data
                                     for year ended March 31, 1997

PART III

   Item 10- Directors and          To be included in Company's
             Executive Officers      Proxy Statement for the
             of the Company          Annual Meeting of
                                     Shareholders to be held
                                     August 21, 1997, to be filed
                                     with the Securities and
                                     Exchange Commission pursuant
                                     to Regulation 14A under the
                                     Securities Exchange Act of
                                     1934, as amended.

   Item 11- Executive Compen-      To be included in Company's
             sation                  Proxy Statement for the
                                     Annual Meeting of
                                     Shareholders to be held
                                     August 21, 1997, to be filed
                                     with the Securities and
                                     Exchange Commission pursuant
                                     to Regulation 14A under the
                                     Securities Exchange Act of
                                     1934, as amended.

   Item 12- Security Ownership of  To be included in Company's
             Certain Beneficial      Proxy Statement for the
             Owners and Management   Annual Meeting of
                                     Shareholders to be held
                                     August 21, 1997, to be filed
                                     with the Securities and
                                     Exchange Commission pursuant
                                     to Regulation 14A under the
                                     Securities Exchange Act of
                                     1934, as amended.

   Item 13- Certain Relation-     To be included in Company's
            ships and Related        Proxy Statement for the
            Transactions             Annual Meeting of
                                     Shareholders to be held
                                     August 21, 1997, to be filed
                                     with the Securities and
                                     Exchange Commission pursuant
                                     to Regulation 14A under the
                                     Securities Exchange Act of
                                     1934, as amended.



                             PART I

Item 1.  BUSINESS

   Thomas  Nelson,  Inc. (the "Company") is a leading  publisher, producer and distributor of books emphasizing Christian, inspirational and family value themes, and believes it is the largest commercial publisher of the Bible in English language translations. The Company also designs, manufactures and markets a broad line of gift and stationery products. The Company believes it is the largest publisher of Christian and inspirational books and a major producer of gift and stationery items in the world.

   The Company, incorporated under the laws of the State of Tennessee in 1961, has grown significantly over the last five years through a combination of internal product development, expanded product distribution and acquisitions. In November 1992, the Company acquired Word, Incorporated, a leading producer and publisher of Christian music with complementary operations in Christian and inspirational book publishing. The Company also has enhanced its position in the gift products market and related distribution channels through the acquisition of The C.R. Gibson Company ("C.R. Gibson"), effective October 31, 1995. C.R. Gibson, based in Norwalk, Connecticut, is a leading designer, manufacturer and distributor of paper gift products, including baby and wedding memory books, stationery, gift wrap and other products.

   During fiscal 1997, the Company analyzed various strategic alternatives for maximizing value from its music division and in the third quarter determined to sell the music division, which included the production of recorded music and related products, the distribution of recordings for other companies and music publishing, including songwriter development, print music publishing and copyright administration. On January 6, 1997, the Company sold the assets, subject to certain liabilities, of the music division ("Music Business") for $120 million and realized a net gain of $16 million (net of goodwill of $17 million).

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

   The following table sets forth the net revenues (in thousands) and the percentage of total net revenues for each of the Company's principal product lines for the periods indicated:

                                       Year Ended March 31,
                       -----------------------------------------------------
                            1997             1996             1995
                       -----------------------------------------------------
                        Amount     %     Amount     %      Amount     %
                       -----------------------------------------------------
  Publishing           $153,318   63.0  $165,048   75.1   $149,272   85.5
  Gift                   90,118   37.0    54,790   24.9    25,337    14.5
                       -----------------------------------------------------
                       $243,436  100.0  $219,838  100.0   $174,609  100.0
                       =====================================================

  PUBLISHING

      The Company's book publishing division
  publishes and distributes hardcover and trade paperback books emphasizing Christian, inspirational and family value themes. The Company believes it is the largest publisher of Christian and inspirational books in the United States. Books are published by the Company under the "Nelson" and "Word" imprints and consist generally of inspirational and personal experience books, and educational, trade and reference books emphasizing Christian, inspirational and family value themes. The Company distributes books primarily through Christian bookstores, general bookstores, mass merchandisers and directly to consumers. The Company also distributes books published by other companies to complement their marketing and distribution capabilities.
  In fiscal 1997, approximately 12% of the book net revenues related to the distribution of books published by other companies.

       In fiscal 1997 and 1996, the Company
  released over 200 new titles annually. The Company publishes some of the most well-known communicators in the Christian and inspirational field, including Charles Colson, James Dobson, Billy Graham, Franklin Graham, Barbara Johnson, Max Lucado, Frank Peretti, Pat Robertson, Robert Schuller, Gary Smalley, Charles Stanley, Charles Swindoll, and Bodie and Brock Thoene. The Company also publishes books emphasizing positive and inspirational themes by famous athletes and celebrities, such as Bobby Bowden, Joe Gibbs, Evander Holyfield, Bill McCartney, Nolan Ryan, Reggie White and Zig Ziglar. In each of the last three fiscal years, the Company published over 50% of the top ten bestselling Christian and inspirational books based on the monthly Christian Booksellers' Association Nonfiction Hardcover bestseller lists. In addition, the Company maintains a backlist of approximately 1,400 titles which provide a stable base of recurring revenues as many popular titles continue to generate significant sales from year to year. Backlist titles accounted for approximately 50% of the book division's net revenues in fiscal 1997. Authors and titles are supported through the use of radio, television, cooperative advertising, author appearances, in-store promotions, print advertising and other means.

       The Company's book publishing business
  is enhanced by the breadth and development of its marketing and distribution channels. In addition to enhancing sales of its products, the Company believes its ability to sign and renew contracts with popular authors is improved because the Company's marketing and distribution capabilities provide exposure for the authors' books to a broader audience than its competitors. See "Marketing, Distribution and Production."

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

       Virtually all Bibles and Bible products currently published in the United States are based on one of thirteen major translations. Of these thirteen translations, twelve are protected by copyright laws which grant the copyright owner the exclusive right, for a limited term, to control the publication of such translation. The Company publishes Bibles and Bible products based on nine of the thirteen major translations, of which four are exclusive to the Company as a result of copyright ownership or licensing arrangements. See "Copyrights and Royalty Agreements." Approximately 80% of the Company's net revenues from Bible publishing in fiscal 1997 were generated through sales of its proprietary Bible products.

       The following table sets forth the nine major Bible translations currently published by the Company:

                                    Date First  Proprietary
  Translation                       Published   to the Company
  -----------                      ----------- ---------------
  King James Version (KJV)             1611           No
  New American Bible (NAB)             1970           No
  The Living Bible (TLB)               1971           No
  New American Standard Bible (NAS)    1972           No
  Today's English Version (TEV)        1976          Yes
  New King James Version (NKJV)        1982          Yes
  New Century Version (NCV)            1984          Yes
  New Revised Standard Version (NRSV)  1990           No
  Contemporary English Version (CEV)   1995          Yes


       The KJV, currently published in its fourth revision, is the most widely distributed of all English translations of the Bible. In 1975, the Company commissioned the fifth revision of the KJV resulting in the publication of the NKJV in 1982. Among the Company's newer products is the CEV, translated under the auspices of the American Bible Society, which is designed to be easy to read and understandable at virtually any reading level. The new testament portion of the CEV was first published by the Company in 1991 and the complete CEV Bible was released in June 1995.

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


  GIFT

       The Company's gift division more than doubled in size during fiscal 1996 through the acquisition of C.R. Gibson and nearly doubled in size again in fiscal 1997, and the Company believes it now is a major producer of gift and stationery products in the world. Current product lines offered by the Company include journals and gift books, photo albums, baby and wedding memory books, kitchen accessories, and stationery.

       Products are marketed under the C.R. Gibsonr, Pretty Paperr, Creative Papersr, Stepping Stonesr and Inspirationsr brand names, the latter of which incorporates Christian and inspirational text or themes. Certain product lines are marketed as collections, with each collection including a variety of products featuring a common design or theme. Designs include original art work designed in-house as well as licensed from artists or design groups such as Carol Endres, Shelly Hely, Disneyr and Gearr.

       The Company believes the gift division has significant opportunities for growth as a result of the range of complementary gift categories not currently offered and the breadth of the Company's existing and potential distribution channels. In addition to its product lines, the C.R. Gibson acquisition provided the Company access to a dedicated sales force of more than 100 representatives experienced in marketing to the general gift, department and specialty stores and access to C.R. Gibson's manufacturing and distribution facilities, which allows the Company greater control over product quality and production schedules.


  MARKETING, DISTRIBUTION AND PRODUCTION

       The principal market channels through which the Company markets its publishing products domestically are Christian bookstores, which are primarily independently owned; general bookstores, including national chains such as Barnes & Noble and Borders; specialty gift and department stores, such as Carlton Cards and the Federated Department Store group; mass merchandisers such as Target, K-Mart, WalMart and Sam's Wholesale Club; and directly to consumers through direct mail and telemarketing. The Company services these market channels through its sales force, and through wholesalers or jobbers servicing bookstores, gift stores, other retail outlets and libraries. In addition, the Company sells certain of its products for promotional purposes and sells specially designed or imprinted products to certain customers.

       The Company's direct marketing operations sell publishing products directly to approximately 200,000 customers consisting of churches, other religious organizations and pastors by direct mail and telemarketing.
  Retail sales also are made during the summer months on a door-to-door, cash sales basis through a student sales organization operated by the Company.

       As of March 31, 1997, the Company employed a sales force of approximately 210 people and maintains 24-hour-a-day telemarketing capability. These employees service over 50,000 retail accounts and 200,000 church related accounts. Customer orders are usually shipped through a variety of common carriers, as well as by UPS, RPS and parcel post. No single customer accounted for more than 10% of net revenues during fiscal 1997.

       The Company contracts with a number of foreign publishers to translate the Company's English titles to foreign languages. The Company typically retains ownership rights to the titles translated.

       The Company distributes its products internationally in South America, Europe, Australia, New Zealand, South Africa, the Far East, Mexico and Canada. In fiscal 1997, the
  Company's international and export operations accounted for approximately 8% of the Company's total net revenues.

       Substantially all of the Company's publishing products are manufactured by domestic and foreign commercial printers, binders and manufacturers which are selected on the basis of competitive bids. The Company may contract separately for paper and certain other supplies used by its manufacturers. The Company manufactures a significant portion of its gift products and purchases its raw materials (e.g. paper, film and boxes) from a wide group of suppliers.


  COPYRIGHTS AND ROYALTY AGREEMENTS

       The Company customarily secures copyrights on its publishing editions in order to protect its publishing rights. Almost all of the Company's book products are published under royalty agreements with their respective authors or other copyright proprietors. Many of the Company's gift products incorporate copyrighted art work, which is licensed directly from the artist or the owning entity under a royalty agreement.


  COMPETITION

       The Company believes that it is the largest publisher of Christian and inspirational books, the largest commercial publisher of Bibles in English language translations and a major producer of gift and stationery items. The publishing and gift divisions each compete with numerous other companies that publish and distribute Christian and inspirational books or manufacture and distribute gift products, many of which have significantly longer operating histories and larger revenue bases than the Company and certain of which are tax-exempt organizations. While the Company's prices are comparable to those of its competitors, the Company believes that its breadth of product line, established market channels, established sales forces and customer service, give it a competitive advantage.

       The most important factor with respect to the competitive position of the Company's publishing division is the contractual relationships it establishes and maintains with authors. The Company competes with other book publishing companies, both Christian and secular, for signing top authors. The Company's ability to sign and re-sign popular authors depends on a number of factors, including distribution and marketing capabilities, the Company's management team and the royalty and advance arrangements offered. The Company believes its relationships with its authors, which are based on its reputation in the book publishing industry, its marketing experience and its management expertise give it a competitive advantage in signing and maintaining contracts with top Christian and inspirational authors.

       The Company's gift division has many competitors with respect to one or more of its product lines, but the Company believes there are few competitors who manufacture and distribute all of the Company's gift product lines. The gift division also competes with numerous religious publishers and suppliers, including tax-exempt church-owned organizations, in connection with the sale of its church supply products, and with numerous large and small companies in the production and sale of stationery products, gift wrap and paper tableware.


  EMPLOYEES

       As of March 31, 1997, the Company employed approximately 1,300 persons. The Company has not suffered any work stoppages as a result of labor disputes in recent years and considers relations with its employees to be good.


  MANAGEMENT

       Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Following is certain information regarding the executive officers of the Company:

       Name             Age      Position with the Company
    ---------------------------------------------------------
    Sam Moore            67    Chairman of the Board, Chief
                                 Executive Officer, President
                                 and Director
    S. Joseph Moore      34    Executive Vice President and
                                 Director; President, Thomas
                                 Nelson Gift Division
    Joe L. Powers        51    Executive Vice President and
                                 Secretary
    Byron D. Williamson  51    President, NelsonWord
                                 Publishing Division
    Ray Capp             44    Senior Vice President,
                                 Operations
    Charles Z. Moore     63    Senior Vice President,
                                 International and
                                 Diversified Markets
    Vance Lawson         38    Vice President, Finance
    Phyllis E. Williams  49    Treasurer

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

       Joe L. Powers was appointed Executive Vice President of the Company in 1995. Previously, Mr. Powers served as a Vice President of the Company since 1980.

       Byron D. Williamson has been the President of the Company's NelsonWord Publishing Division since 1995. Mr. Williamson was formerly President of the Company's Word Publishing Division from 1993 to 1995 and Executive Vice President of the Word Publishing Division of Word from 1988 until Word, Incorporated was acquired by the Company in November 1992.

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


  Item 2.  Properties

       The Company's executive, editorial, sales and production offices are primarily located at its corporate headquarters at 501 Nelson Place in Nashville, Tennessee. These facilities are housed in a 74,000 square foot building completed in 1981, which is owned by the Company subject to a mortgage securing a debt with an outstanding balance at March 31, 1997 of $1,900,000.

       The Company's major warehouse facilities for its publishing division are located in a building containing approximately 215,000 square feet adjacent to its corporate headquarters in Nashville, Tennessee. This building which was completed in fiscal 1978, is owned by the Company. An addition to the warehouse and distribution center, of approximately 120,000 square feet, was completed during fiscal 1993. This addition was financed by a $5,000,000 construction and term loan secured by a mortgage with an outstanding balance of $3,000,000 at March 31, 1997. The Company maintains other offices and warehouse facilities for its direct marketing division in two locations in Waco, Texas (of approximately 30,000 and 100,000 square feet each) which are owned by the Company. The Company also has offices, manufacturing and warehousing facilities for its gift division in Beacon Falls, Guilford and Norwalk, Connecticut (of approximately 112,000, 74,000 and 147,000 square feet, respectively) which are owned by the Company.



  The Company leases properties as described below:

                                     Square    Annual    Lease
  Location             Use            Feet      Rent    Expiration
-------------------------------------------------------------------------
Miami, FL       Editorial and sales
                   office              1,200  $ 16,400   08/1997
Atlanta, GA     Editorial office         800  $ 11,100   monthly
Carmel, IN      Retail Store          12,500  $ 79,300   09/1999
Cherryville, NC   Administrative      77,000  $ 78,000   04/1998
Clifton, NJ     Manufacturing         11,000  $ 46,800   10/1998
Dallas, TX      Editorial office      17,200  $216,000   12/1999
Nashville, TN   Creation and sales
                   office             17,486  $309,880   11/1998
Nashville, TN   Creation and sales
                   office             34,500  $ 98,800   07/1999
Nashville, TN   Warehousing           85,000  $182,000   11/1997
Norwalk, CT     Warehousing           10,800  $ 72,000   monthly
Shelton, CT     Warehousing           78,300  $481,500   03/2000
Scarborough,    Warehousing and
 Ontario           office             18,500  $103,300   08/1998
 (Canada)



       All building improvements on the properties are brick veneer, metal or block construction and are considered adequate and suitable by the Company for the purpose for which they are used.

       The Company's machinery and equipment are located in Nashville, Tennessee; Guilford and Norwalk, Connecticut and Waco, Texas; and consists primarily of computer equipment, printing and binding equipment, warehousing and shipping racks, conveyors and other material handling equipment located at the various warehousing and manufacturing facilities; and office equipment. Such machinery and equipment are in good repair and adequate for the Company's present operations. All such equipment, other than a portion of the computer equipment which is leased under capital leases, is owned by the Company.

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

  Item 4.  Submission of Matter to a Vote of Security Holders

       The Company did not submit any matter to a vote of its security holders during the last quarter of its fiscal year ended March 31, 1997.


                             PART II


  Item 5.  Market for Company's Common Equity and Related
           Shareholder Matters

       Incorporated by reference to the Annual Report to Shareholders for the year ended March 31, 1997 (the "Annual
  Report").

  Item 6.  Selected Financial Data

       Incorporated by reference to the Annual Report.

  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

       Incorporated by reference to the Annual Report.

  Item 8.  Financial Statements and Supplementary Data

       Incorporated by reference to the Annual Report.
  Includes selected unaudited quarterly financial data for the years ended March 31, 1997 and 1996.

  Item 9  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

       None.

                           PART III


  Item 10.  Directors and Executive Officers of the Company

       Information regarding the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 1997 (the "Proxy Statement"), to be filed within 120 days of March 31, 1997 with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Exchange Act. Information regarding the Company's executive officers is contained in Part 1, Item 1 herein.

  Item 11.  Executive Compensation

       Incorporated by reference to the Proxy Statement.

  Item 12. Security Ownership of Certain Beneficial Owners and Management

       Incorporated by reference to the Proxy Statement.

  Item 13.  Certain Relationships and Related Transactions

       Incorporated by reference to the Proxy Statement.


                           PART IV


  Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K

  (a)  Documents filed as part of Report

       1. Financial Statements

    The following consolidated financial statements of the Company included in the Annual Report are incorporated herein by reference as set forth in Part II, Item 8:

       Statements of operations -- years ended March 31,
            1997, 1996 and 1995
       Balance sheets -- March 31, 1997 and 1996
       Statements of shareholders' equity -- years ended
            March 31, 1997, 1996 and 1995
       Statements of cash flow -- years ended March 31, 1997,
            1996 and 1995
       Notes to consolidated financial statements
       Report of Arthur Andersen LLP, Independent Public
            Accountants

       2. Financial Statement Schedules

    The following consolidated financial statement schedules are included herein:

                                                       Page
       Report of Arthur Andersen LLP,
          Independent Public Accountants.............   18
       Schedule VIII -- Valuation and
          Qualifying Accounts and Reserves..........    19

    Schedules not listed above have been omitted because they are not required, are inapplicable or the required information has been given in the financial statements or notes thereto.

      3. Exhibits

    The following exhibits are included herein or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

  Exhibit
  Number

   2.1 -- Asset Purchase Agreement, dated as of November 21, 1996 by and among the Company, Word, Incorporated and Word Direct Partners, L.P. as Sellers and Gaylord Entertainment Company as Buyer (filed as
            Exhibit 2.1 to the Company's Form 8-K dated
            January 6, 1997 and incorporated herein by reference)

   2.2 -- Amendment No. 1 to the Asset Purchase Agreement dated as of January 6, 1997, by and among the Company, Word, Incorporated and Word Direct Partners, L.P. as Sellers and Gaylord Entertainment Company as Buyer (filed as Exhibit 2.2 to the Company's Form 8-K dated January 6, 1997 and incorporated herein by reference)

   2.3 -- Asset Purchase Agreement dated as of January 6, 1997, by and between Nelson Word Limited and Word Entertainment Limited (filed as Exhibit 2.3 to the Company's Form 8-K dated January 6, 1997 and incorporated herein by reference)

   2.4   -- Subsidiary Asset Purchase Agreement executed on
            January 6, 1997, and dated as of November 21,
            1996 between Word Communications, Ltd. and Word
            Entertainment (Canada), Inc. (filed as Exhibit
            2.4 to the Company's Form 8-K dated January 6,
            1997 and incorporated herein by reference)

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

   4.1 -- Loan Agreement dated May 18, 1990, between the Company and The Industrial Development Board of The Metropolitan Government of Nashville and Davidson County (filed as Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

   4.2 -- Promissory Note dated May 18, 1990, of the Company payable to The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended
            March 31, 1990 and incorporated herein by reference)

   4.3 -- Deed of Trust and Security Agreement dated May 18, 1990, from the Company to SunTrust Bank, Nashville, N.A. (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)

   4.4   -- Construction and Term Loan Agreement dated March 31,
            1992, between the Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 4.7 to Company's Annual
            Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)

   4.5 -- Promissory Note dated March 31, 1992, of the Company payable to SunTrust Bank, Nashville, N.A. (filed as
            Exhibit 4.8 to Company's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)

   4.6 -- Deed of Trust and Security Agreement dated March 31, 1992, from the Company to SunTrust Bank, Nashville, N.A. (filed as Exhibit 4.9 to Company's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)

   4.7 -- Indenture dated as of November 30, 1992, by and between Thomas Nelson, Inc. and Boatmen's Trust Company (filed as Exhibit 4 to the Company's Form 8-K dated December 11, 1992 and incorporated herein by reference)

   4.8 -- Amended and Restated Credit Agreement dated as of December 13, 1995, and as amended January 3, 1996, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt-Bankverein in New York (filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference)

   4.9 -- June 1996 Amendment and Waiver with Respect to Amended and Restated Credit Agreement Dated as of December 13, 1995, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt-Bankverein in New York (filed as
            Exhibit 4.12 to the Company's Annual Report on
            Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

   4.10 -- Second Amendment to Credit Agreement dated as of November 15, 1996, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt-Bankverein in New York (filed as
            Exhibit 4.1 to the Company's Fom 8-K dated January 6, 1997 and incorporated herein by reference)

   4.11 -- Third Amendment to Credit Agreement dated as of January 7, 1997, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt-Bankverein in New York (filed as
            Exhibit 4.2 to the Company's Fom 8-K dated
            January 6, 1997 and incorporated herein by reference)

   4.12 -- Note Purchase Agreement dated January 3, 1996, among the Company, The Prudential Insurance Company of America and Metropolitan Life Insurance Company (filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference)

   4.13 -- Letter Amendment No. 1 dated June 28, 1996, to Note Purchase Agreement dated January 3, 1996, among the Company, The Prudential Life Insurance Company of America and Metropolitan Life Insurance Company and related waiver, dated as of March 31, 1996 (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

   4.14 -- Assumption and Amendment Agreement dated as of May 30, 1996, and as amended June 28, 1996, between the Company and Metropolitan Life Insurance Company (filed as Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

   4.15 -- Loan Agreement dated as of September 21, 1989 between C.R. Gibson and Metropolitan Life
            Insurance Company (filed by C.R. Gibson as
            Exhibit 4(c) to The C.R. Gibson Company's
            Registration Statement on Form S-2 (No. 33-43644) dated November 4, 1991 and incorporated herein by reference)

   4.16 -- Loan Agreement dated as of June 23, 1994 between C.R. Gibson and Metropolitan Life Insurance Company (filed by C.R. Gibson (Commission File
            No. 0-4855) as Exhibit 4(b) to C.R. Gibson's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the commission on March 14, 1995 and incorporated herein by reference)

   10.1 -- Tender Offer and Merger Agreement, dated as of September 13, 1995, as amended by Amendment No.1, dated as of October 16, 1995, among the Company, Nelson Acquisition Corp. and C.R. Gibson (filed as Exhibits (c)(1) and (c)(14) to the Company's joint Tender Offer Statement on Schedule 14D-1/
            Schedule 13D filed September 19, 1995, as amended, and is incorporated herein by reference)

   10.2 --  Thomas Nelson, Inc. Amended and Restated 1986 Stock
            Incentive Plan (filed as Exhibit 4.4 to the Company's
            Registration Statement on Form S-8 (No. 33-80086) dated June 13, 1994 and incorporated herein by reference)*

   10.3 -- Thomas Nelson, Inc. Amended and Restated 1990 Deferred Compensation Option Plan for Outside Directors (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 33-80086) dated June 13, 1994 and incorporated herein by reference)*

   10.4 --  Thomas Nelson, Inc. Amended and Restated 1992
            Employee Stock Incentive Plan (filed as Exhibit 4.6 to the Company's Proxy Statement dated July 26, 1995, for the Annual Meeting of Shareholders held on August 24, 1995 and incorporated herein by reference)*

   10.5 -- Thomas Nelson, Inc. Sales Managers' Stock Plan for the Varsity Company (filed as Exhibit 4.7 to the
            Company's Registration Statement on Form S-8
            (No. 33-80086) dated June 13, 1994 and incorporated herein by reference)*

   10.6 -- Severance Agreement dated as of May 17, 1991, between the Company and Sam Moore (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)*

   10.7 -- Employment Agreement dated as of May 13, 1996, between the Company and Sam Moore (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

   10.8 -- Employment Agreement dated as of May 10, 1996, between the Company and S. Joseph Moore (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

   10.9 -- Employment Agreement dated as of May 10, 1996, between the Company and Joe L. Powers (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

   10.10-- Employment Agreement dated as of May 13, 1996, between the Company and Charles Z. Moore (filed as Exhibit
            10.10 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

   10.11-- Employment Agreement dated as of December 7, 1993, between the Company and Byron Williamson (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference)*

   10.12-- Employment Agreement dated as of December 22, 1994, between the Company and Raymond T. Capp (filed as
            Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference)*

   10.13-- Employment Agreement dated as of June 23, 1993, between the Company and Vance Lawson (filed as Exhibit 10.13 to the Company's Annual Report on
            Form 10-K for the year ended March 31, 1994 and incorporated herein by reference)*

   11   --  Statement Re Computation of Per Share Earnings

   13   --  Thomas Nelson, Inc. Annual Report to Shareholders
            for the year ended March 31, 1997 (to the extent of portions specifically incorporated by reference)

   21  --   Subsidiaries of the Company

   23  --  Consent of Independent Public Accountants

   27  --  Financial Data Schedule (for SEC use only)

  -------------------
  *Management contract or compensatory plan or arrangement.


  (b)  Reports on Form 8-K

   A Current Report on Form 8-K dated January 6, 1997 (the "Form 8-K"), was filed by the Company on January 21, 1997. The Form 8-K included information required pursuant to Item 2 thereunder relating to the disposition by the Company of the assets of its Music Business to Gaylord Entertainment Company. The following pro forma financial information was included in that filing:

       i.  Thomas Nelson, Inc. and Subsidiaries Unaudited Pro
           Forma Condensed Consolidated Balance Sheet at
           September 30, 1996

       ii. Thomas Nelson, Inc. and Subsidiaries Unaudited Pro
           Forma Consolidated Statements of Operations for six months ended September 30, 1996

       iii.Thomas Nelson, Inc. and Subsidiaries Unaudited Pro
           Forma Consolidated Statements of Operations for twelve months ended March 31, 1996.

(c) Exhibits - The response to this portion of Item 14 is submitted above as a separate section of this report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted above as a separate section of this report.


                          SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                   THOMAS NELSON, INC.

                             By:      /s/ Sam Moore
                                ------------------------
                                Sam Moore, Chief Executive
                                   Officer and President

                             Date:  June 27, 1997

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

  Signature                  Title                 Date
  ------------------------------------------------------------

  /s/  Sam Moore         Chairman of the Board   June 27, 1997
------------------        of Directors, Chief
 Sam Moore                Executive Officer
                          and President
                          (Principal Executive
                          Officer)

/s/ S. Joseph Moore      Executive Vice          June 27, 1997
--------------------      President and
 S. Joseph Moore          Director

/s/  Joe L. Powers       Executive Vice          June 27, 1997
--------------------      President and
 Joe L. Powers            Secretary
                          (Principal
                          Financial and
                          Accounting
                          Officer)

/s/  Brownlee O.
     Currey, Jr.         Director                June 27, 1997
--------------------
 Brownlee O. Currey, Jr.

/s/  W. Lipscomb
     Davis, Jr.          Director                June 27, 1997
--------------------
 W. Lipscomb Davis, Jr.

/s/  Robert J. Niebel    Director                June 27, 1997
--------------------
 Robert J. Niebel

/s/  Millard V. Oakley   Director                June 27, 1997
--------------------
 Millard V. Oakley

/s/  Joe M. Rodgers      Director                June 27, 1997
--------------------
 Joe M. Rodgers

/s/  Cal Turner, Jr.     Director                June 27, 1997
--------------------
 Cal Turner, Jr.

/s/  Andrew Young        Director                June 27, 1997
--------------------
 Andrew Young



           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To Thomas Nelson, Inc.:

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thomas Nelson's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 30, 1997. Our audit was made for the purpose of forming an opinion on those consolidated statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                   /s/ Arthur Andersen LLP



  Nashville, Tennessee
  May 30, 1997




                        THOMAS NELSON, INC. AND SUBSIDIARIES

                                  SCHEDULE VIII
                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             March 31, 1997  March 31, 1996  March 31, 1995
                             ------------------------------------------------
Reserve for Sales Returns:

 Balance at beginning of
    period                   $ 4,355,000     $ 3,421,000     $ 2,965,000
 Additions:
    1.  Charged to costs
         and expenses            418,000         559,000         456,000
    2.  Charged to other
         accounts<F1>               -            375,000             -
 Deductions:  charge-offs           -                -               -
                            -------------------------------------------------
 Balance at end of period   $ 4,773,000      $ 4,355,000     $ 3,421,000
                            =================================================

Reserve for Doubtful
 Accounts:

 Balance at beginning of
    period                  $ 2,714,000      $ 1,968,000     $ 2,523,000
 Additions:
    1.  Charged to costs
         and expenses         2,794,000        3,117,000       2,300,000
    2.  Charged to other
         accounts<F1>               -            500,000             -
 Deductions:  charge-offs     3,281,000        2,871,000       2,855,000
                            -------------------------------------------------
 Balance at end of period   $ 2,227,000      $ 2,714,000     $ 1,968,000
                            =================================================

Discontinued Operations:

 Balance at beginning of
    period                  $ 4,381,000      $       -       $       -
 Additions:
    1.  Charged to costs
          and expenses       12,266,000        4,381,000             -
    2.  Charged to other
          accounts                  -                -               -
 Deductions:  charge-offs     7,546,000              -               -
                            -------------------------------------------------
 Balance at end of period   $ 9,101,000      $ 4,381,000     $       -
                            =================================================

<F1>  Reserves acquired in connection with acquisition - C.R. Gibson in 1996.



                       INDEX TO EXHIBITS



Exhibit                                                    Page
Number                                                    Number
--------                                                  ------
 11  --  Statement Re-Computation of Per Share Earnings...

 13 -- Thomas Nelson, Inc. Annual Report to Shareholders for the year ended March 31, 1997 (to the extent of portions specifically incorporated by reference)

 21  --  Subsidiaries of the Company

 23  --  Consent of Independent Public Accountants

 27  --  Financial Data Schedule (for SEC purposes only)



                                     EXHIBIT 11
                   STATEMENT RE-COMPUTATION OF PER SHARE EARNINGS
               (Dollars and Shares in thousands, except per share data)
                             March 31, 1997  March 31, 1996  March 31, 1995
                             ------------------------------------------------
Primary Earnings Per Share:
   Weighted average shares
      outstanding               17,135           15,718         13,374
                             ================================================
Income (Loss) from
   continuing operations     $   9,522       ($     923)     $  10,101
Income (Loss) from
   discontinued operations      16,555       (    9,991)         1,609
                             ------------------------------------------------
Net Income (Loss)            $  26,077       ($  10,914)     $  11,710
                             ================================================
Income (Loss) Per Share from
   continuing operations     $    0.56       ($    0.06)     $    0.76
Income (Loss) Per Share from
   discontinued operations        0.96       (     0.63)          0.12
                             ------------------------------------------------
Net Income (Loss) Per Share  $    1.52       ($    0.69)     $    0.88
                             ================================================

Fully-diluted Earnings
 Per Share:
   Weighted average shares
       outstanding              17,135           15,718         13,374
   Convertible Notes             3,235            3,235          3,235
   Dilutive stock options -
     based on treasury stock
     method using the year-end
     market price, if higher
     than the average market
     price                         -                 76            111
                             ------------------------------------------------
Total Shares                    20,370           19,029         16,720
                             ================================================
Income (Loss) from
   continuing operations<F1> $  11,629        $   1,095      $  12,232
Income (Loss) from
   discontinued operations      16,555       (    9,991)         1,609
                             ------------------------------------------------
Net Income (Loss)            $  28,184       ($   8,896)     $  13,841
                             ================================================
Income (Loss) Per Share from
   continuing operations     $    0.56<F2>    $    0.05      $    0.74
Income (Loss) Per Share from
   discontinued operations        0.81       (     0.52)          0.09
                             ------------------------------------------------
Net Income (Loss) Per Share  $    1.37       ($    0.47)<F2> $    0.83
                             ================================================

<F1>  Adjusted for interest on convertible debt
<F2>  Anti-dilutive; use primary earnings per share on Statement of
      Operations
