Form 10-Q
period 1997-06-30
NELSON THOMAS INC
filed 1997-08-14
CIK 71023

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549


                           (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1997

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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

     At August 11, 1997 the Registrant had outstanding 15,997,870 shares of Common Stock and 1,112,071 shares of Class B Common
Stock.

                                     Part I

Item 1.  Financial Statements

                      THOMAS NELSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                      June 30,   March 31,   June 30,
                                        1997       1997        1996
                                    -----------------------------------
                                    (Unaudited)             (Unaudited)
ASSETS
  Current assets
    Cash and cash equivalents        $  26,178   $  43,471   $   1,441
    Accounts receivable, less
      allowances of $5,753, $7,000
      and $6,197, respectively          57,704      64,626      64,074
    Income tax refunds receivable         -           -          4,179
    Inventories                         74,530      71,550      79,925
    Prepaid expenses                     9,275       9,421      14,067
    Deferred tax asset                   8,310       8,310      14,970
    Net assets of discontinued
      operations                           -           -        61,198
                                    -----------  ----------  ----------
  Total current assets                 175,997     197,378     239,854
  Property, plant and equipment         32,513      32,843      34,825
  Other assets                          10,533      10,466       9,889
  Deferred charges                       2,574       2,785       3,111
  Goodwill                              57,708      58,099      60,794
                                    -----------  ----------  ----------
TOTAL ASSETS                        $  279,325   $ 301,571   $ 348,473
                                    ===========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Accounts payable                $   14,206   $  18,880   $  15,671
    Accrued expenses                    19,934      22,740      19,763
    Dividends payable                      685         685         685
    Income taxes currently payable       5,241      19,974          -
    Current portion of long-term debt
      & capital lease obligations        3,256       3,247       2,650
                                    -----------  ----------  ----------
  Total current liabilities             43,322      65,526      38,769
  Long-term debt                        83,128      83,162     184,135
  Capital lease obligations                297         377         489
  Deferred tax liability                 3,640       3,640       3,127
  Other liabilities                      1,814       2,054       1,661
  Shareholders' equity
    Preferred stock, $1.00 par value,
      authorized 1,000,000 shares;
      none issued                          -           -           -
    Common stock, $1.00 par value,
      authorized 20,000,000 shares;
      issued 15,997,870, 16,001,178
      and 16,007,266 shares,
      respectively                      15,998      16,001      16,007
    Class B common stock, $1.00 par
      value, authorized 5,000,000
      shares; issued 1,112,071,
      1,112,071 and 1,112,075
      shares, respectively               1,112       1,112       1,112
    Additional paid-in capital          79,417      79,409      79,019
    Retained earnings                   50,597      50,290      24,810
    Deferred compensation                 -           -      (     656)
                                    -----------  ----------  ----------
  Total shareholders' equity           147,124     146,812     120,292
                                    -----------  ----------  ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $  279,325   $ 301,571   $ 348,473
                                    ===========  ==========  ==========
See Accompanying Notes


                      THOMAS NELSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                            Three Months Ended
                                                 June 30,
                                           1997            1996
                                       ------------    ------------
                                       (Unaudited)     (Unaudited)
NET REVENUES                             $  54,459      $  55,179

COST AND EXPENSES:
  Cost of goods sold                        29,586         29,145
  Selling, general and administrative       21,714         22,959
  Amortization of goodwill and
    non-compete agreements                     500            496
                                         -----------    -----------
      Total expenses                        51,800         52,600
                                         ----------     -----------
OPERATING INCOME                             2,659          2,579

Other income (expense)                         510      (     123)
Interest expense                             1,571          2,104
                                         ----------     -----------
Income from continuing operations
  before income taxes                        1,598            352
Provision for income taxes                     607            134
                                         ----------     -----------
Income from continuing operations, net         991            218

Loss from discontinued operations, net         -        (   1,613)
                                         ----------     -----------
NET INCOME (LOSS)                        $     991      ($  1,395)
                                         ==========     ===========

Weighted average number
  of shares outstanding:
     Primary                                17,124         17,139
                                         ==========     ===========
     Fully-diluted                          20,359         20,374
                                         ==========     ===========

NET INCOME (LOSS) PER SHARE:
     Primary--
       Income from continuing operations $    0.06       $   0.01
       Loss from discontinued operations       -        (    0.09)
                                         ----------     ------------
                                         $    0.06      ($   0.08)
                                         ==========     ============
     Fully-diluted--
       Income from continuing operations $    0.06       $   0.01
       Loss from discontinued operations       -        (    0.09)
                                         ----------     ------------
                                         $    0.06      ($   0.08)
                                         ==========     ============

DIVIDENDS DECLARED PER SHARE             $    0.04       $   0.04
                                         ==========     ============
See Accompanying Notes


                      THOMAS NELSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                         Three Months Ended June 30,
                                      ---------------------------------
                                           1997            1996
                                       -----------    -------------
                                       (Unaudited)     (Unaudited)
CASH FLOWS FROM CONTINUING
  OPERATING ACTIVITIES:
  Net income                             $     991      $     218
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operations:
      Depreciation and amortization          1,901          1,764
      Deferred compensation                     -             172
  Changes in assets and liabilities,
    net of acquisitions and disposals:
      Accounts receivable, net               6,922          7,927
      Income tax refunds receivable             -             261
      Inventories                        (   2,980)     (     617)
      Prepaid expenses                         146      (   2,846)
      Accounts payable and accrued
        expenses                         (   7,687)     (   8,451)
      Income taxes currently payable
        and deferred                     (  14,733)            -
                                         ----------     ----------
Net cash used in continuing operations   (  15,440)     (   1,572)
                                         ----------     ----------
  Discontinued operations:
      Loss from discontinued operations         -       (   1,613)
      Changes in discontinued assets           310      (     104)
      Cash provided by (used in)
        discontinued operations          (     103)           672
                                         ----------     ----------
Net cash provided by (used in)
  discontinued operations                      207      (   1,045)
                                         ----------     ----------

Net cash used in operating activities    (  15,233)     (   2,617)
                                         ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   (     634)     (     219)
  Purchase of net assets of acquired
    companies - net of cash received            -       (      87)
  Changes in other assets and deferred
    charges                              (     402)     (      85)
                                         ----------     ----------
Net cash used in investing activities    (   1,036)     (     391)
                                         ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit               -           4,646
  Payments under capital lease
    obligation                           (      80)     (     112)
  Payments on long-term debt             (      25)            -
  Dividends paid                         (     684)     (     685)
  Changes in other liabilities           (     240)     (     269)
  Proceeds from issuance of common stock         9            197
  Common stock retired                   (       4)            -
                                         ----------     ----------
Net cash provided by (used in) financing
  activities                             (   1,024)         3,777
                                         ----------     ----------

Net increase (decrease) in cash and cash
  equivalents                            (  17,293)           769
Cash and cash equivalents at beginning of
  period                                    43,471            672
                                         ----------     ----------
Cash and cash equivalents at end of
  period                                 $  26,178      $   1,441
                                         ==========     ==========
Supplemental disclosures of non-cash
  investing and financing activities:
    Dividends accrued and unpaid         $     685      $     685
    Capital lease obligations incurred
      to lease new equipment             $     -        $      50




              THOMAS NELSON, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

      The accompanying unaudited consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 1997.

     The balance sheet and related information in these notes as of March 31, 1997, have been taken from the audited consolidated financial statements as of that date. Certain reclassifications have been made to conform presentation of the fiscal 1997
Financial Statements with fiscal 1998 presentation.

Note B - New Pronouncements

     Computation of Net Income Per Share: Net income per share is computed by dividing net income by the weighted average number of common and Class B common shares outstanding during the year, which includes the additional dilution related to stock options. The fully diluted per share computation reflects the effect of common shares contingently issuable upon conversion of convertible debt securities in periods in which such exercise would cause dilution and the effect on net income of converting the debt securities. Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") has been issued effective for interim and annual fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS 128 in the third quarter of fiscal 1998. Management does not believe that adoption of SFAS 128 will have a material effect on the Company's financial statements, taken as a whole.

       Disclosure of Information about Capital Structure: In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company will be required to adopt SFAS 129 in the third quarter
of fiscal 1998.   Management does not expect the adoption to have
a material impact on the Company's financial position, results of operation or cash flows.

Note C - Inventories

      Components of inventories consisted of the following (in thousands):

                              June 30,     March 31,    June 30,
                                1997         1997         1996
                             -----------  -----------  -----------
    Finished goods           $   56,740   $   53,634   $   59,779
    Raw materials and work
          in process             17,790       17,916       20,146
                             -----------  -----------  -----------
                             $   74,530   $   71,550   $   79,925
                             ===========  ===========  ===========



Note D - Cash Dividend

    On May 23, 1997, the Company's directors declared a cash dividend of $.04 per share of Common and Class B Common Stock.
The dividend is payable August 18, 1997, to shareholders of record on August 4, 1997.


Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

OVERVIEW

   In October 1995, the Company acquired The C. R. Gibson Company ("Gibson") for approximately $67 million in cash, which expanded its gift product lines and distribution network. On January 6, 1997, the Company sold the assets, subject to certain liabilities, of the music division ("Music Business"). The operating results of the Music Business for the three months ended June 30, 1996, are reported as loss from discontinued operations.

    The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                 Three Months Ended     Fiscal
                                      June 30,       Year-to-Year
                                 ------------------    Increase
                                   1997     1996      (Decrease)
                                 -------  -------    ------------
                                   (%)      (%)          (%)
    Net revenues
      Publishing                    59.9     59.0         0.1
      Gift                          40.1     41.0      (  3.4)
                                  -------  -------
       Total net revenues          100.0    100.0      (  1.3)
                                  -------  -------

    Expenses
      Cost of goods sold            54.3     52.8         1.5
      Selling, general and
         administrative             39.9     41.6      (  5.4)
      Amortization of goodwill and
       non-compete agreements        0.9      0.9         0.8
                                  -------  -------
            Total expenses          95.1     95.3      (  1.5)
                                  -------  -------

    Operating income                 4.9      4.7         3.1
                                  =======  =======
    Income from continuing
      operations                     1.8      0.4       354.8
    Loss from discontinued
      operations, net of taxes       --    (  2.9)        --
                                  -------  -------
    Net income (loss)                1.8   (  2.5)        --
                                  =======  =======

    The Company's net revenues fluctuate seasonally, with net revenues in the first fiscal quarter historically being lower than those for the remainder of the year. This seasonality is the result of increased consumer purchases of the Company's products during the traditional holiday periods. Due to this seasonality, the Company has historically incurred a loss during the first quarter of each fiscal year. In addition, the Company's quarterly operating results may fluctuate significantly due to the seasonality of new product introductions, the timing of selling and marketing expenses and changes in sales and product mixes.

    The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements and a number of factors may affect future results, liquidity and capital resources. These factors include softness in the general retail environment, the timing of products being introduced to the market, the level of returns experienced by operating divisions, the level of margins achievable in the marketplace and the ability to minimize operating expenses. Although the Company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy during the remainder of fiscal 1998.

Results of Operations

    Net revenues for the first three months of fiscal 1998 decreased $0.7 million, or 1.3%, over the same period in fiscal 1997. The publishing product net revenues were flat compared to the prior year primarily due to product returns. Net revenues from gift products decreased $0.7 million, or 3.4%, primarily due to reduced marketing of the deeply discounted stationery category to mass merchandisers in order to focus the Company's efforts on the specialty stores. Price increases did not have a material effect on net revenues.

   The Company's cost of goods sold for the first three months of fiscal 1998 increased by $0.4 million, or 1.5%, over the same period in fiscal 1997 and, as a percentage of net revenues, increased to 54.3% for the first three months of fiscal 1998 from 52.8% in the comparable period in fiscal 1997. The increase in cost of goods sold, as a percentage of net revenues, for the first three months resulted primarily from a decrease in royalty advance recoveries associated with publishing product returns.

    Selling, general and administrative expenses for the first three months of fiscal 1998 decreased by $1.2 million, or 5.4%, from the same period in fiscal 1997. These expenses, expressed as a percentage of net revenues, decreased to 39.9% for the first three months of fiscal 1998 from 41.6% in the same period in fiscal 1997 primarily due to reductions in staff and general expenditures. The Company's selling, general and administrative expenses are relatively fixed during the fiscal year and do not materially increase with revenue increases. Revenues for the remainder of the 1998 fiscal year are expected to be greater than the revenues for the first quarter; therefore, selling, general and administrative expenses should decrease as a percentage of revenues.

    Interest expense for the first three months of fiscal 1998 decreased by $0.5 million, or 25.3%, over the same period in fiscal 1997 due to decreased borrowings as a result of the use of a portion of the proceeds from the sale of the Music Business to repay indebtedness.

Liquidity and Capital Resources

    At June 30, 1997, the Company had $26.2 million in cash and cash equivalents primarily from the sale of its Music Business in January 1997. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At June 30, 1997, the Company had working capital of $132.7 million.

    Net cash used in operating activities was $15.2 million and $2.6 million for the first three months of fiscal 1998 and 1997, respectively. Cash used in operations during the first three months of fiscal 1998 was principally attributable to the decrease in income taxes currently payable. Cash used in operations during the first three months of fiscal 1997 was principally attributable to the decrease in accounts payable and accrued expenses.

    During the first three months of fiscal 1998, capital expenditures totaled approximately $0.6 million, which was used primarily to purchase computer equipment and warehousing and manufacturing equipment. During the remainder of fiscal 1998, the Company anticipates capital expenditures of approximately $4.4 million primarily consisting of additional computer equipment and warehousing and manufacturing equipment.

   The Company's bank credit facilities are unsecured and consist of a $75 million credit facility and a $10 million credit
facility  (collectively,  the  "Credit  Agreements").   The   $75
million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios and matures on
December  13,  2002.   The  $10  million  credit  facility  bears
interest at the prime rate and matures on July 31, 1998. At June 30, 1997, the Company had no borrowings outstanding under the Credit Agreements, and $85 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

    At June 30, 1997, the Company had outstanding $26 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 9.50% due through fiscal 2008.

   Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-total-capital ratios which are similarly calculated for each debt agreement. At June 30, 1997, the Company was in compliance with all covenants of these debt agreements, as amended.

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

     Management   believes  cash  generated  by  operations   and
borrowings  available  under  the  Credit  Agreements   will   be
sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 1998.


                            PART II


Item  6.  Exhibits and Reports  on Form 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

               Exhibit 11 - Statement of Re-Computation of Per
                            Share Earnings

               Exhibit 27- Financial Data Schedule

          (b) No Form 8-K was filed by the Company during the quarter ended June 30, 1997.



                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Thomas Nelson, Inc.
                                      (Registrant)


    August 13, 1997                BY   /s/ Joe L. Powers
------------------------             ---------------------------
                                            Joe L. Powers
                                      Executive Vice President
                                      (Principal Financial and
                                        Accounting Officer)