Form 10-Q
period 1997-09-30
NELSON THOMAS INC
filed 1997-11-13
CIK 71023

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549


                           (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 1997

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

           At November 12, 1997 the Registrant had outstanding 16
,002,670 shares of Common Stock and 1,112,071 shares of  Class  B
Common Stock.


                             Part I

Item 1.  Financial Statements

                   THOMAS NELSON, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                    September 30,  March 31, September 30,
                                         1997         1997        1996
                                      ----------  -----------  ----------
                                     (Unaudited)              (Unaudited)
ASSETS
  Current assets
    Cash and cash equivalents         $ 23,103     $ 43,471    $ 1,700
    Accounts receivable, less
      allowances of $6,814, $7,000
      and $7,461, respectively          73,440       64,626     74,290
    Income tax refunds receivable         -            -         4,179
    Inventories                         70,388       71,550     75,406
    Prepaid expenses                     8,554        9,421      9,904
    Deferred tax asset                   8,310        8,310     14,970
    Net assets of discontinued
      operations                          -            -        67,457
                                      --------     --------   --------
Total current assets                   183,795      197,378    247,906
  Property, plant and equipment         32,550       32,843     33,990
  Other assets                          10,769       10,466     12,525
  Deferred charges                       2,587        2,785      2,871
  Goodwill                              57,321       58,099     59,668
                                      --------     --------   --------
TOTAL ASSETS                          $287,022     $301,571   $356,960
                                      ========     ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Accounts payable                  $ 16,366     $ 18,880   $ 18,985
    Accrued expenses                    22,598       22,740     21,355
    Dividends payable                      684          685        685
    Income taxes currently payable       6,943       19,974      2,197
    Current portion of long-term debt
      & capital lease obligations        3,369        3,247      3,321
                                      --------     --------   --------
Total current liabilities               49,960       65,526     46,543
  Long-term debt                        80,769       83,162    179,572
  Capital lease obligations                109          377        418
  Deferred tax liability                 3,640        3,640      3,127
  Other liabilities                      1,860        2,054      2,195
  Shareholders' equity
    Preferred stock, $1.00 par
      value, authorized 1,000,000
      shares; none issued                 -            -          -
    Common stock, $1.00 par value,
      authorized 20,000,000 shares;
      issued 16,002,670, 16,001,178
      and 16,009,248 shares,
      respectively                      16,003       16,001     16,009
    Class B common stock, $1.00 par
      value, authorized 5,000,000
      shares; issued 1,112,071,
      1,112,071 and 1,112,075
      shares, respectively               1,112        1,112      1,112
    Additional paid-in capital          79,055       79,409     78,942
    Retained earnings                   54,514       50,290     29,293
    Deferred compensation                 -            -          (251)
                                      --------     --------   --------
Total shareholders' equity             150,684      146,812    125,105
                                      --------     --------   --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $287,022     $301,571   $356,960
                                      ========     ========   ========
See Accompanying Notes

                 THOMAS NELSON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except per share data)
                               Six Months Ended      Three Months Ended
                                September 30,          September 30,
                               1997       1996        1997        1996
                            ---------  ----------  ----------  ----------
                           (Unaudited)(Unaudited) (Unaudited)  (Unaudited)
NET REVENUES                 $123,077   $120,385    $ 68,618   $ 65,206

COST AND EXPENSES:
  Cost of goods sold           67,404     63,378      37,818     34,233
  Selling, general and
    administrative             43,377     45,485      21,666     22,526
  Amortization of goodwill
    and non-compete
    agreements                    996        989         493        493
                             --------   --------    --------   --------
      Total expenses          111,777    109,852      59,977     57,252
                             --------   --------    --------   --------
OPERATING INCOME               11,300     10,533       8,641      7,954

Other income                      808         18         298        141
Interest expense                3,085      4,440       1,514      2,336
                             --------   --------    --------   --------
Income from continuing
  operations before income
  taxes                         9,023      6,111       7,425      5,759
Provision for income taxes      3,429      2,322       2,822      2,188
                             --------   --------    --------   --------
Income from continuing
  operations, net               5,594      3,789       4,603      3,571

Income (loss) from discon-
  tinued operations, net         -           (75)       -         1,538
                             --------   --------    --------   --------
NET INCOME                   $  5,594   $  3,714    $  4,603   $  5,109
                             ========   ========    ========   ========
Weighted average number
  of shares outstanding:
    Primary                    17,151     17,139      17,182     17,138
                             ========   ========    ========   ========
    Fully-diluted              20,386     20,374      20,417     20,373
                             ========   ========    ========   ========
NET INCOME PER SHARE:
  Primary--
    Income from continuing
      operations             $   0.33   $   0.22    $   0.27   $   0.21
    Income from discontinued
      operations                -         -             -          0.09
                             --------   --------    --------   --------
                             $   0.33   $   0.22    $   0.27   $   0.30
                             ========   ========    ========   ========
  Fully-diluted--
    Income from continuing
      operations             $   0.32   $   0.22    $   0.25   $   0.20
    Income from discontinued
      operations                 -         -             -         0.08
                             --------   --------    --------   --------
                             $   0.32   $   0.22    $   0.25   $   0.28
                             ========   ========    ========   ========

DIVIDENDS DECLARED PER SHARE $   0.08   $   0.08    $   0.04   $   0.04
                             ========   ========    ========   ========

See Accompanying Notes

                    THOMAS NELSON, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                           Six Months Ended September 30,
                                                 1997          1996
                                              ----------    ----------
                                             (Unaudited)   (Unaudited)
CASH FLOWS FROM CONTINUING OPERATING
 ACTIVITIES:
  Income from continuing operations           $   5,594    $   3,789
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operations:
      Depreciation and amortization               3,825        4,348
      Loss on sale of fixed assets                 -               7
      Deferred compensation                        -             577
  Changes in assets and liabilities,
    net of acquisitions and disposals:
      Accounts receivable, net               (    8,814)   (   2,289)
      Income tax refunds receivable                -             261
      Inventories                                 1,162        3,902
      Prepaid expenses                              867        1,317
      Accounts payable and accrued expenses  (    1,896)   (   4,349)
      Income taxes currently payable and
        deferred                             (   13,031)       2,197
                                              ---------    ---------
Net cash provided by (used in)
  continuing operations                      (   12,293)       9,760
                                              ---------    ---------
  Discontinued operations:
      Income (loss) from discontinued
        operations                                 -       (      75)
      Changes in discontinued assets                524    (   1,359)
      Cash used in discontinued operations   (    1,284)   (   3,338)
                                              ---------    ---------
Net cash used in discontinued operations     (      760)   (   4,772)
                                              ---------    ---------
Net cash provided by (used in) operating
  activities                                 (   13,053)       4,988
                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                       (    1,649)   (     527)
  Proceeds from sale of business and
    discontinued assets                            -       (     120)
  Purchase of net assets of acquired
    companies - net of cash received               -             123
  Changes in other assets and deferred
    charges                                  (    1,210)   (   3,077)
                                              ---------    ---------
Net cash used in investing activities        (    2,859)   (   3,601)
                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                  -             753
  Payments under capital lease obligation    (      268)   (     129)
  Payments on long-term debt                 (    2,271)        -
  Dividends paid                             (    1,371)   (   1,370)
  Proceeds from issuance of common stock             12          203
  Common stock retired                       (        4)   (      81)
  Other financing activities                 (      554)         265
                                              ---------    ---------
Net cash used in financing activities        (    4,456)   (     359)
                                              ---------    ---------
Net increase (decrease) in cash and
  cash equivalents                           (   20,368)       1,028
Cash and cash equivalents at
  beginning of period                            43,471          672
                                              ---------    ---------
Cash and cash equivalents at end of period   $   23,103    $   1,700
                                              =========    =========
Supplemental disclosures of non-cash
  investing and financing activities:
    Dividends accrued and unpaid             $     685     $     685
    Capital lease obligations incurred to
      lease new equipment                    $    -        $      46


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

Note C - Inventories

   Components of inventories consisted of the following (in thousands):

                         September 30,  March 31,   September 30,
                            1997          1997          1996
                         ------------  -----------  -------------

    Finished goods       $   55,485   $    53,634    $    56,554
    Raw materials and
      work in process        14,903        17,916         18,852
                         ----------   -----------    -----------
                         $   70,388   $    71,550    $    75,406
                         ==========   ===========    ===========

Note D - Cash Dividend

   On May 23, 1997, the Company's directors declared a cash dividend of $.04 per share of Common and Class B Common Stock.
The dividend was paid on August 18, 1997, to shareholders of record on August 4, 1997.

   On August 21, 1997, the Company's directors declared a cash dividend of $.04 per share of Common and Class B Common Stock.
The dividend is payable on November 17, 1997, to shareholders of record on November 3, 1997.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

   On January 6, 1997, the Company sold the assets, subject to certain liabilities, of the music division ("Music Business"). The operating results of the Music Business for the three and six month periods ended September 30, 1996, are reported as income
(loss) from discontinued operations.

   The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                Six Months Ended    Fiscal Year-to-Year
                                  September  30,         Increase
                               ------------------
                                 1997       1996         (Decrease)
                               --------   --------      ------------
                                 (%)       (%)              (%)
    Net revenues
      Publishing                 61.2     60.2             4.0
      Gift                       38.8     39.8            (0.5)
                               -------  -------
        Total net revenues      100.0    100.0             2.2
                               -------  -------
    Expenses
      Cost of goods sold         54.8     52.7             6.4
      Selling, general and
       administrative            35.2     37.8            (4.6)
      Amortization of goodwill
       and non-compete
       agreements                 0.8      0.8             0.7
                               -------  -------
         Total expenses          90.8     91.3             1.8
                               -------  -------

    Operating income              9.2      8.7             7.3
                               =======  =======
    Income from continuing
      operations                  4.5      3.1            47.6
    Income (loss) from discon-
      tinued operations,
      net of taxes                 -      (0.1)             -
                               -------  -------
    Net income                    4.5      3.1            50.6
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

Results of Operations

   Net revenues for the first six months of fiscal 1998 increased by $2.7 million or 2.2%, over the same period in fiscal 1997.
The publishing product net revenues increased $2.9 million, or 4.0%, primarily due to reductions in product returns. Net revenues from gift products decreased $0.2 million, or 0.5%, compared to the prior year primarily due to reduced marketing of the deeply discounted stationery category to mass merchandisers in order to focus the Company's efforts on specialty stores. Net revenues for the second quarter of fiscal 1998 increased $3.4 million, or 5.2%, over the same period in fiscal 1997. The publishing product net revenues increased $2.9 million, or 7.2%, compared to the prior year primarily due to reductions in product returns as a result of improved product sell-through and the effect of customers adopting just-in-time inventory purchasing practices. Net revenues from gift products increased $0.5 million, or 2.1%, primarily due to new product introductions. Price increases did not have a material effect on net revenues.

   The Company's cost of goods sold for the first six months of fiscal 1998 increased by $4.0 million, or 6.4%, over the same period in fiscal 1997 and, as a percentage of net revenues, increased to 54.8% from 52.7% in the comparable period of fiscal 1997. Cost of goods sold for the second quarter of fiscal 1998 increased by $3.6 million, or 10.5%, over the same period in fiscal 1997 and, as a percentage of net revenues, increased to 55.1% from 52.5% in the comparable period in fiscal 1997. The increase in cost of goods sold, as a percentage of net revenues, for the first six months and second quarter resulted primarily from changes in product mix and the prior year's licensing revenue, respectively. Within the publishing products division for the first six months of fiscal 1998, the Company experienced a greater percentage of revenues from Bible-type products which have higher costs of goods sold than other publishing products. In the second quarter of fiscal 1997 the Company had higher licensing revenues which have minimal associated cost of goods sold. The Company periodically receives licensing revenues from companies that request permission to reprint our publishing products and market them through a channel that might not currently be served.

   Selling, general and administrative expenses for the first six months of fiscal 1998 decreased $2.1 million, or 4.6%, and for the second quarter decreased by $0.9 million, or 3.8%, from the same periods in fiscal 1997. These expenses, expressed as a percentage of net revenues, decreased to 35.2% for the first six months of fiscal 1998 from 37.8% and to 31.6% for the second quarter from 34.5% in the same period in fiscal 1997 primarily due to reductions in staff and general expenditures. The Company's selling, general and administrative expenses are relatively fixed during the fiscal year and do not materially increase with revenue increases. Revenues for the remainder of the 1998 fiscal year are expected to be greater than the revenues for the first two quarters; therefore, selling, general and administrative expenses should decrease slightly as a percentage of revenues.

   Interest expense for the first six months of fiscal 1998 decreased by $1.4 million, or 30.5%, and decreased for the second quarter by $0.8 million, or 35.2%, over the same period in fiscal 1997 due to decreased borrowings as a result of the use of a portion of the proceeds from the sale of the Music Business to repay indebtedness and decreased working capital assets.

Liquidity and Capital Resources

   At September 30, 1997, the Company had $23.1 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At September 30, 1997, the Company had working capital of $133.8 million.

   Net cash provided by (used in) operating activities was ($13.1) million and $5.0 million for the first six months of fiscal 1998 and 1997, respectively. Cash used in operations during the first six months of fiscal 1998 was principally attributable to the payment of income taxes and an increase in accounts receivable. Cash provided by operations during the first six months of fiscal 1997 was principally attributable to the decrease in inventories and income from continuing operations.

   During the first six months of fiscal 1998, capital expenditures totaled approximately $1.6 million, which was used primarily to purchase computer, warehousing and manufacturing equipment. During the remainder of fiscal 1998, the Company anticipates capital expenditures of approximately $3.0 million primarily consisting of additional computer, warehousing and manufacturing equipment.

   The Company's bank credit facilities are unsecured and consist of a $75 million credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The $75 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios and matures on December 13, 2002. The $10 million credit facility bears interest at the prime rate and matures on July 31, 1999. At September 30, 1997, the Company had no borrowings outstanding under the Credit Agreements, and $85 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

   At September 30, 1997, the Company had outstanding $24 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 9.50% due through fiscal
2008.

   Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-total-capital ratios which are similarly calculated for each debt agreement.
At September 30, 1997, the Company was in compliance with all covenants of these debt agreements, as amended.

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


                            PART II


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits required by Item 601 of Regulation S-K

             Exhibit 11- Statement of Re-Computation of Per Share
                         Earnings

             Exhibit 27- Financial Data Schedule

        (b) No Form 8-K was filed by the Company during the quarter ended September 30, 1997.



                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Thomas Nelson, Inc.
                                         (Registrant)


    November 13, 1997                BY     /s/ Joe L. Powers
-----------------------                 ----------------------
                                            Joe L. Powers
                                        Executive Vice President
                                        (Principal Financial and
                                          Accounting Officer)