Form 10-Q
period 1997-12-31
NELSON THOMAS INC
filed 1998-02-13
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549


                            FORM 10-Q


                           (Mark One)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended December 31, 1997

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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

       At  February  12,  1998  the  Registrant  had  outstanding
16,002,817 shares of Common Stock and 1,111,924 shares of Class B
Common Stock.

                                  Part I

Item 1.  Financial Statements

                         THOMAS NELSON, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
                                     December 31,   March 31,    December 31,
                                         1997          1997          1996
                                     -----------   ------------ -------------
                                     (Unaudited)                 (Unaudited)
ASSETS
  Current assets
    Cash and cash equivalents        $   41,023    $  43,471      $   2,150
    Accounts receivable, less
      allowances of $8,102,
      $7,000 and $7,513,
      respectively                       58,567       64,626         67,555
    Income tax refunds receivable          -            -             3,604
    Inventories                          66,220       71,550         71,456
    Prepaid expenses                      7,437        9,421          8,494
    Deferred tax asset                    8,310        8,310         14,970
    Net assets of discontinued
      operations                           -            -            68,657
                                      ----------   ----------     ----------
  Total current assets                  181,557      197,378        236,886
  Property, plant and equipment          32,740       32,843         33,308
  Other assets                           10,062       10,466         12,209
  Deferred charges                        1,990        2,785          2,949
  Goodwill                               56,929       58,099         59,262
                                      ----------   ----------     ----------
TOTAL ASSETS                          $ 283,278    $ 301,571      $ 344,614
                                      ==========   ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Accounts payable                  $  11,369    $  18,880      $  16,935
    Accrued expenses                     19,446       22,740         16,839
    Dividends payable                       685          685            685
    Income taxes currently payable        8,023       19,974          4,996
    Current portion of long-term
      debt & capital lease
      obligations                         3,257        3,247          3,322
                                      ----------   ----------     ----------
Total current liabilities                42,780       65,526         42,777
  Long-term debt                         80,725       83,162        168,239
  Capital lease obligations                 156          377            349
  Deferred tax liability                  3,640        3,640          3,127
  Other liabilities                       1,556        2,054          1,093
  Shareholders' equity
    Preferred stock, $1.00 par value,
      authorized 1,000,000 shares;
      none issued                          -            -               -
    Common stock, $1.00 par value,
      authorized 20,000,000 shares;
      issued 16,002,817, 16,001,178
      and 16,003,971 shares,
      respectively                       16,003       16,001         16,004
    Class B common stock, $1.00 par
      value, authorized 5,000,000
      shares; issued 1,111,924,
      1,112,071 and 1,112,071
      shares, respectively                1,112        1,112          1,112
    Additional paid-in capital           79,057       79,409         79,320
    Retained earnings                    58,249       50,290         32,858
    Deferred compensation                  -            -        (      265)
                                      ----------   ----------     ----------
  Total shareholders' equity            154,421      146,812        129,029
                                      ----------   ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                              $ 283,278    $ 301,571      $ 344,614
                                      ==========   ==========     ==========
See Accompanying Notes

                            THOMAS NELSON, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Dollars in thousands, except per share data)
                              Nine Months Ended         Three Months Ended
                                 December 31,              December 31,
                              1997        1996          1997        1996
                          ----------- -----------   ----------- -----------
                          (Unaudited) (Unaudited)   (Unaudited) (Unaudited)
NET REVENUES               $ 187,735   $ 183,942     $  64,658   $  63,557

COST AND EXPENSES:
  Cost of goods sold         102,568      98,977        35,164      35,599
  Selling, general and
    administrative            64,137      65,107        20,760      19,622
  Amortization of goodwill
    and non-compete
    agreements                 1,433       1,485           437         496
                            ----------  ----------    ----------  ---------
      Total expenses         168,138     165,569        56,361      55,717
                            ----------  ----------    ----------  ---------
OPERATING INCOME              19,597      18,373         8,297       7,840

Other income                   1,085         312           277         104
Interest expense               4,568       7,021         1,483       2,391
                            ----------  ----------    ----------  ---------
Income from continuing
  operations before
  income taxes                16,114      11,664         7,091       5,553
Provision for income taxes     6,103       4,432         2,674       2,110
                            ----------  ----------    ----------  ---------
Income from continuing
  operations, net             10,011       7,232         4,417       3,443

Income from discontinued
  operations, net               -            728          -            803
                            ----------  ----------    ----------  ---------
NET INCOME                 $  10,011   $   7,960     $   4,417   $   4,246
                            ==========  ==========    ==========  =========
Weighted average number
  of shares outstanding:
    Basic                     17,112      17,121        17,112      17,121
                            ==========  ==========    ==========  =========
    Diluted                   20,384      20,373        20,392      20,371
                            ==========  ==========    ==========  =========
NET INCOME PER SHARE:
  Basic--
    Income from continuing
      operations           $    0.59   $    0.42     $    0.26   $    0.20
    Income from discontinued
      operations                -           0.04          -           0.05
                            ----------  ----------    ----------  ---------
                           $    0.59   $    0.46     $    0.26   $    0.25
                            ==========  ==========    ==========  =========
  Diluted--
    Income from continuing
      operations           $    0.57   $    0.42     $    0.24   $    0.19
    Income from discontinued
      operations                -           0.04          -           0.04
                            ----------  ----------    ----------  ---------
                           $    0.57   $    0.46     $    0.24   $    0.23
                            ==========  ==========    ==========  =========
DIVIDENDS DECLARED
  PER SHARE                $    0.12   $    0.12     $    0.04   $    0.04
                            ==========  ==========    ==========  =========
See Accompanying Notes

                          THOMAS NELSON, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                            Nine Months Ended December 31,
                                            ------------------------------
                                                1997            1996
                                             ----------      ----------
                                            (Unaudited)     (Unaudited)
CASH FLOWS FROM CONTINUING OPERATING
 ACTIVITIES:
  Income from continuing operations            $ 10,011        $  7,232
  Adjustments to reconcile net income
    to net cash provided by operations:
      Depreciation and amortization               6,213           8,257
      Loss on sale of fixed assets                 -          (      22)
      Deferred compensation                        -                563
  Changes in assets and liabilities, net of
    acquisitions and disposals:
      Accounts receivable, net                    6,059           4,446
      Income tax refunds receivable                -                836
      Inventories                                 5,330           7,852
      Prepaid expenses                            1,984           2,727
      Accounts payable and accrued expenses   (   8,846)      (  10,915)
      Income taxes currently payable and
        deferred                              (  11,951)          4,996
                                              -----------     -----------
Net cash provided by continuing operations        8,800          25,972
                                              -----------     -----------
   Discontinued operations:
      Income from discontinued operations          -                728
      Changes in discontinued assets                524             801
      Cash used in discontinued operations    (   2,483)      (   7,259)
                                              -----------     -----------
Net cash used in discontinued operations      (   1,959)      (   5,730)
                                              -----------     -----------
Net cash provided by operating activities         6,841          20,242
                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       (   2,938)      (   1,290)
   Proceeds from sale of business and
      discontinued assets                          -                139
   Purchase of net assets of acquired
      companies - net of cash received             -          (     170)
   Changes in other assets and deferred
      charges                                 (     803)      (   4,369)
                                              -----------     -----------
Net cash used in investing activities         (   3,741)      (   5,690)
                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit                 -          (   9,025)
   Payments under capital lease obligation    (     256)      (     198)
   Payments on long-term debt                 (   2,392)      (   1,508)
   Dividends paid                             (   2,052)      (   2,055)
   Proceeds from issuance of common stock            14             651
   Common stock retired                       (       4)      (     156)
   Other financing activities                 (     858)      (     783)
                                              -----------     -----------
Net cash used in financing activities         (   5,548)      (  13,074)
                                              -----------     -----------
Net increase (decrease) in cash and cash
   equivalents                                (   2,448)          1,478
Cash and cash equivalents at beginning of
   period                                        43,471             672
                                              -----------     -----------
Cash and cash equivalents at end of period     $ 41,023        $  2,150
                                              ===========     ===========
Supplemental disclosures of non-cash investing
   and financing activities:
     Dividends accrued and unpaid              $    685        $    685
     Capital lease obligations incurred to
       lease new equipment                     $   -           $     50



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

Note B - New Pronouncements

     Computation of Net Income Per Share: Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") has been issued effective for interim and annual fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company adopted the provisions of SFAS 128 in the third quarter of fiscal 1998 and restated earnings per share for all periods presented. Such adoption did not have a material effect on the Company's results of operations or financial position. Basic net income per share is computed by dividing net income by the weighted average number of common and Class B common shares outstanding during the year. Diluted earnings per share reflects the dilutive effect of stock options outstanding during the period and common shares contingently issuable upon conversion of convertible debt securities in periods in which such exercise would cause dilution and the effect on net income of converting the debt securities.

     Disclosure of Information about Capital Structure: In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company adopted SFAS 129 in the third quarter of fiscal 1998.

Note C - Inventories

     Components of inventories consisted of the following (in thousands):

                           December 31,  March 31,  December 31,
                              1997         1997      1996
                            -----------  ---------  -----------
       Finished goods       $   54,032   $ 53,634   $   55,450
       Raw materials and
         work in process        12,188     17,916       16,006
                            -----------  ---------  -----------
                            $   66,220   $ 71,550   $   71,456
                            ===========  =========  ===========

Note D - Cash Dividend

     On May 23, 1997, the Company's directors declared a cash dividend of $.04 per share of Common and Class B Common Stock.
The dividend was paid August 18, 1997, to shareholders of record on August 4, 1997.

     On August 21, 1997, the Company's directors declared a cash dividend of $.04 per share of Common and Class B Common Stock.
The dividend was paid November 17, 1997, to shareholders of record on November 3, 1997.

     On November 20, 1997, the Company's directors declared a cash dividend of $.04 per share of Common and Class B Common
Stock. The dividend is payable February 16, 1998, to shareholders of record on February 2, 1998.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

     On January 6, 1997, the Company sold the assets, subject to certain liabilities, of the music division ("Music Business"). The operating results of the Music Business for the three and nine month periods ended December 31, 1996, are reported as income from discontinued operations.

     The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                            Nine Months Ended
                              December  31,     Fiscal Year-to-Year
                           -------------------        Increase
                             1997       1996         (Decrease)
                            -------    -------       ----------
                              (%)        (%)             (%)
     Net revenues
       Publishing             65.7       63.5             5.7
       Gift                   34.3       36.5         (   4.2)
                             ------     ------
         Total net revenues  100.0      100.0             2.1
                             ------     ------
     Expenses
       Cost of goods sold     54.6       53.8             3.6
       Selling, general and
          administrative      34.2       35.4         (   1.5)
       Amortization of
          goodwill and
          non-compete
          agreements           0.8        0.8         (   3.5)
                             ------     ------
         Total expenses       89.6       90.0             1.6
                             ------     ------
     Operating income         10.4       10.0             6.7
                             ======     ======
     Income from continuing
        operations             5.3        3.9            38.4
     Income from discontinued
        operations, net of
        taxes                  --         0.4         ( 100.0)
                             ------     ------
     Net income                5.3        4.3            25.8
                             ======     ======

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

Results of Operations

     Net revenues for the first nine months of fiscal 1998 increased by $3.8 million, or 2.1%, over the same period in fiscal 1997. The publishing product net revenues increased $6.6 million, or 5.7%, primarily due to favorable acceptance of new product offerings and reductions in product returns. Net revenues from gift products decreased $2.8 million, or 4.2%, compared to the prior year primarily due to reduced sales of the stationery category to mass merchandisers. Net revenues for the third quarter of fiscal 1998 increased $1.1 million, or 1.7%, over the same period in fiscal 1997. The publishing product net revenues increased $3.7 million, or 8.3%, for the third quarter compared to the prior year quarter, primarily due to new product introductions. Net revenues from gift products decreased $2.6 million, or 13.5%, primarily due to the above mentioned reduction in sales to mass merchandisers. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold for the first nine months of fiscal 1998 increased by $3.7 million, or 3.6%, over the same period in fiscal 1997 and, as a percentage of net revenues, increased to 54.6% from 53.8% in the comparable period of fiscal 1997. Cost of goods sold for the third quarter of fiscal 1998 decreased by $0.4 million, or (1.2)%, over the same period in fiscal 1997 and, as a percentage of net revenues, decreased to 54.4% from 56.0% in the comparable period in fiscal 1997. The increase in cost of goods sold, as a percentage of net revenues, for the first nine months resulted primarily from the impact of the prior year's licensing revenue. In the first nine months of fiscal 1997 the Company had higher licensing revenues which have minimal associated cost of goods sold. The Company periodically receives licensing revenues from companies that request permission to reprint the Company's publishing products and market them through a channel that might not currently be served. The decrease in cost of goods sold, as a percentage of net revenues, for the third quarter of fiscal 1997 was primarily due to a change in product mix. Within the publishing products division, for the third quarter of fiscal 1998, the Company experienced a lesser percentage of revenues from Bible products, which have higher costs of goods sold than other publishing products.

     Selling, general and administrative expenses for the first nine months of fiscal 1998 decreased by $1.1 million, or 1.5%, and for the third quarter decreased by $1.2 million, or 5.8%, from the same periods in fiscal 1997. These expenses, expressed as a percentage of net revenues, decreased to 34.2% for the first nine months of fiscal 1998 from 35.4% in the same period in fiscal 1997 due to reductions in general expenditures. For the quarter, these expenses, expressed as a percentage of net revenues, increased to 32.1% from 30.9% in the same period of fiscal 1997 primarily due to increases in freight costs from new programs introduced this year and timing of certain marketing expenditures.

     Interest expense for the first nine months of fiscal 1998 decreased by $2.4 million, or 34.9%, and decreased for the third quarter by $0.9 million, or 38.0%, over the same period in fiscal 1997 due to decreased borrowings as a result of the use of a portion of the proceeds from the sale of the Music Business to repay indebtedness and decreased working capital assets.

Liquidity and Capital Resources

     At December 31, 1997, the Company had $41.0 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At December 31, 1997, the Company had working capital of $138.8 million.

     Net cash provided by operating activities was $6.8 million and $20.2 million for the first nine months of fiscal 1998 and 1997, respectively. Cash provided by operations during the first nine months of fiscal 1998 was principally attributable to income from continuing operations and decreases in accounts receivable and inventories. Cash provided by operations during the first nine months of fiscal 1997 was principally attributable to income from continuing operations and a decrease in inventories.

     During the first nine months of fiscal 1998, capital expenditures totaled approximately $2.9 million, which was used primarily to purchase computer, warehousing and manufacturing equipment. During the remainder of fiscal 1998, the Company anticipates capital expenditures of approximately $1.0 million primarily consisting of additional computer, warehousing and manufacturing equipment.

     The Company's bank credit facilities are unsecured and consist of a $75 million credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The $75 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on December 13, 2002. The $10 million credit facility bears interest at the prime rate and matures on July 31, 1999. At December 31, 1997, the Company had no borrowings outstanding under the Credit Agreements, and $85 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

     At December 31, 1997, the Company had outstanding $24 million of unsecured senior notes ("Senior Notes"). The Senior
Notes bear interest at rates from 6.68% to 9.50% due through fiscal 2008.

     Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-total-capital ratios which are similarly calculated for each debt agreement. At December 31, 1997, the Company was in compliance with all covenants of these debt agreements, as amended.

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

Year 2000 Conversion

     The Company has established a task force to coordinate the identification, evaluation, and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. The Company is also evaluating non-system issues relative to the year 2000. Major areas of potential business impact have been identified and are being evaluated, and initial conversion efforts are underway. The Company also is communicating with suppliers, customers, financial institutions and others with which it does business to coordinate year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning.



                                     PART II


Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits required by Item 601 of Regulation S-K

           Exhibit 11- Statement Re Computation of Per Share
                       Earnings

           Exhibit 27- Financial Data Schedule

      (b) No Form 8-K was filed by the Company during the quarter ended December 31, 1997.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Thomas Nelson, Inc.
                                            (Registrant)


   February 13, 1998                   BY    /s/ Joe L. Powers
------------------------------           ----------------------
                                             Joe L. Powers
                                        Executive Vice President
                                        (Principal Financial and
                                           Accounting Officer)