Form 10-K
period 1998-03-31
NELSON THOMAS INC
filed 1998-06-26
CIK 71023

===============================================================

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                    ---------------------------

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended March 31, 1998  Commission file number 0-4095

                    ---------------------------


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

    Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
  Title of each class                        which registered
  -------------------                      -------------------
  Common Stock, Par Value $1.00 per share   New York Stock Exchange
  Class  B Common Stock, Par Value          New York Stock Exchange
         $1.00 per share

   Securities registered pursuant to Section 12(g) of the Act: None


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
  YES  [ X ]   NO  [   ]

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of June 25, 1998, the Registrant had outstanding 15,660,729 shares of common stock and 1,111,924 shares of Class B common stock. On such date the aggregate market value of shares of common stock and Class B common stock held by nonaffiliates was approximately $178.4 million. The market value calculation was determined using the closing sale price of the Registrant's common stock and Class B common stock on June 25, 1998, as reported on The New York Stock Exchange, and assumes that all shares beneficially held by executive officers and the directors of the Registrant are shares owned by "affiliates," a status which each of such officers and directors individually disclaims.
  ============================================================


               DOCUMENTS INCORPORATED BY REFERENCE

                                  Documents from which portions
         Part of Form 10-K        are incorporated by reference
       ---------------------     -------------------------------

PART II

  Item 5 - Market for Company's  Page 33 of Annual Report to
           Common Equity and       Shareholders for year ended
           Related Shareholder     March 31, 1998 (market
           Matters                 price and dividend
                                   information only)

  Item 6 - Selected Financial    Page 11 of Annual Report to
           Data                    Shareholders for year ended
                                   March 31, 1998

  Item 7 - Management's Dis-     Pages 12 to 15 of Annual
           cussion and Analysis    Report to Shareholders for
           of Financial Con-       year ended March 31, 1998
           dition and Results
           of Operations

  Item 8 - Financial Statements  Pages 16 to 31 of Annual
           and Supplementary       Report to Shareholders for
           Data                    year ended March 31, 1998


PART III

 Item 10 - Directors and         To be included in Company's
           Executive Officers      Proxy Statement for the
           of the Company          Annual Meeting of Share-
                                   holders to be held August 20,
                                   1998, to be filed with the
                                   Securities and Exchange
                                   Commission pursuant to
                                   Regulation 14A under the
                                   Securities Exchange Act of
                                   1934, as amended.

 Item 11 - Executive             To be included in Company's
           Compensation            Proxy Statement for the
                                   Annual Meeting of Share-
                                   holders to be held August 20,
                                   1998, to be filed with the
                                   Securities and Exchange
                                   Commission pursuant to
                                   Regulation 14A under the
                                   Securities Exchange Act of
                                   1934, as amended.

 Item 12 - Security Ownership    To be included in Company's
           of Certain Bene-        Proxy Statement for the
           ficial Owners and       Annual Meeting of Share-
           Management              holders to be held August 20,
                                   1998, to be filed with the
                                   Securities and Exchange
                                   Commission pursuant to
                                   Regulation 14A under the
                                   Securities Exchange Act of
                                   1934, as amended.

 Item 13 - Certain Relation-     To be included in Company's
           ships and Related       Proxy Statement for the
           Transactions            Annual Meeting of Share-
                                   holders to be held August 20,
                                   1998, to be filed with the
                                   Securities and Exchange
                                   Commission pursuant to
                                   Regulation 14A under the
                                   Securities Exchange Act of
                                   1934, as amended.


                             PART I

Item 1.  Business

   Thomas  Nelson,  Inc. (the "Company") is a leading  publisher, producer and distributor of books emphasizing Christian, inspirational and family value themes, and believes it is the largest commercial publisher of the Bible in English language translations. The Company also designs, manufactures and markets a broad line of gift and stationery products. The Company believes it is the largest publisher of Christian and inspirational books in the United States and is a major producer of gift and stationery items.

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

   During fiscal 1997, the Company analyzed various strategic alternatives for maximizing value from its music division and in the third quarter determined to sell the music division, which included the production of recorded music and related products, the distribution of recordings for other companies and music publishing, including songwriter development, print music publishing and copyright administration. On January 6, 1997, the Company sold the assets, subject to certain liabilities, of the music division ("Music Business") for $120 million and realized a net gain of $15.8 million (net of a goodwill write-off of $17 million).

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

   The following table sets forth the net revenues (in thousands) and the percentage of total net revenues for each of the Company's principal product lines for the periods indicated:


                              Years Ended March 31,
                -------------------------------------------------
                      1998             1997            1996
                -------------------------------------------------
                  Amount   %       Amount    %      Amount    %
                -------------------------------------------------

   Publishing   $163,842   64.8   $153,317  63.0  $165,048   75.1
   Gift           89,116   35.2    90,119   37.0    54,790   24.9
                -------------------------------------------------
                $252,958  100.0   $243,436 100.0  $219,838  100.0
                =================================================


PUBLISHING

    The   Company's  book  publishing  division   publishes   and
distributes  hardcover  and  trade  paperback  books  emphasizing
Christian,  inspirational and family value themes.   The  Company
believes   it   is  the  largest  publisher  of   Christian   and
inspirational books in the United States. Books are published by the Company under several imprints including Nelson, Word, J. Countryman(Trademark symbol) and Tommy Nelson(Trademark symbol), and consist generally of inspirational, trade, gift, children's
and  reference   books emphasizing  Christian  and  family value
themes.   The  Company distributes books primarily through
Christian bookstores, general bookstores, mass merchandisers and direct sales to consumers. The Company also distributes books published by other companies to complement their marketing and distribution capabilities. In fiscal 1998, approximately 7% of the book net revenues related to the distribution of books published by other companies.

   In fiscal 1998, 1997 and 1996, the Company released over 200 new book titles annually. The Company publishes some of the most well-known communicators in the Christian and inspirational field, including James Dobson, Billy Graham, Barbara Johnson, Max Lucado, John Maxwell, Frank Peretti, Pat Robertson, Robert Schuller, Gary Smalley, Charles Stanley and Charles Swindoll. The Company also publishes books emphasizing positive and inspirational themes by famous athletes and celebrities, such as Bobby Bowden, Joe Gibbs, Evander Holyfield, Bill McCartney, Nolan Ryan, Reggie White and Zig Ziglar. In each of the last three fiscal years, the Company published over 50% of the top ten bestselling Christian and inspirational books based on the monthly Christian Booksellers' Association nonfiction hardcover bestseller lists. In addition, the Company maintains a backlist of approximately 1,100 titles which provide a stable base of recurring revenues as many popular titles continue to generate significant sales from year to year. Backlist titles accounted for approximately 48% of the book division's net revenues in fiscal 1998. Authors and titles are supported through the use of radio, television, cooperative advertising, author appearances, in-store promotions, print advertising and other means.

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

   Virtually all Bibles and Bible products currently published in the United States are based on one of 13 major translations. Of these 13 translations, 12 are protected by copyright laws which grant the copyright owner the exclusive right, for a limited term, to control the publication of such translation. The Company publishes Bibles and Bible products based on nine of the 13 major translations, of which four are exclusive to the Company as a result of copyright ownership or licensing arrangements. See "Copyrights and Royalty Agreements." Approximately 63% of the Company's net revenues from Bible publishing in fiscal 1998 were generated through sales of its proprietary Bible products.

    The   following  table  sets  forth  the  nine  major   Bible
translations currently published by the Company:

                                   Date First     Proprietary
Translation                        Published     to the Company
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

   The Company continually seeks to expand its Bible product line by developing or aiding in the development of new translations and editions and seeking new publishing opportunities. The Company also continually makes editorial, design and other changes to its existing line of Bibles and other Bible products in an effort to increase their marketability. The Company currently publishes over 1,200 different Bibles and biblical reference products such as commentaries, study guides and other popular Bible help texts. Styles range from inexpensive paperbacks to deluxe leather-bound Bibles. Different editions of a particular Bible translation are created by incorporating extra material, such as study helps, concordances, indices and Bible outlines, or artwork, into the biblical text. These editions (which are generally proprietary to the Company regardless of whether or not the Company holds proprietary rights to the underlying Bible translation) are targeted to the general market or positioned for sale to specific market segments.


GIFT

   The Company's gift division more than doubled in size during fiscal 1996 through the acquisition of C.R. Gibson and nearly doubled in size again during fiscal 1997. In fiscal 1998, gift revenues declined slightly due to a change in product focus away from the mass merchandisers stationery category. Current product lines offered by the Company include journals and gift books, photo albums, baby and wedding memory books, kitchen accessories and stationery.

  Products are marketed under the C.R. Gibson(Registered symbol), Creative Papers(Registered symbol), C.R. Gibson(Registered symbol) Kids Kollection(Trademark symbol), Toccata(Trademark symbol), Tomorrow's Treasures(Trademark symbol), Stepping Stones(Trademark symbol) and Inspirations(Registered symbol) brand names, the latter of which incorporates Christian and inspirational text or themes. Certain product lines are marketed as collections, with each collection including a variety of products featuring a common design or theme. Designs include original artwork designed in-house as well as licensed from artists or design groups such as Dena, Beatrix Potter, Carter's Infant Apparel, Echo, Warner Brothers and Dreamworks.

    The  Company  believes  the  gift  division  has  significant opportunities for growth as a result of the range of complementary gift categories not currently offered and the breadth of the Company's existing and potential distribution channels. In addition to its product lines, the C.R. Gibson acquisition provided the Company access to both a dedicated sales force of more than 100 representatives experienced in marketing to the general gift, department and specialty stores and C.R. Gibson's manufacturing and distribution facilities.


MARKETING, DISTRIBUTION AND PRODUCTION

  The principal market channels through which the Company markets its publishing products domestically are Christian bookstores, which are primarily independently owned; general bookstores, including national chains such as Barnes & Noble and Borders; specialty gift and department stores, such as Carlton Cards and the Federated Department Store group; mass merchandisers such as Target, K-Mart, Wal-Mart and Sam's Wholesale Club; and directly to consumers through direct mail and telemarketing. The Company services these market channels through its sales force and through wholesalers or jobbers servicing bookstores, gift stores, other retail outlets and libraries. In addition, the Company sells certain of its products for promotional purposes and sells specially designed or imprinted products to certain customers.

   The Company's direct marketing operations sell publishing products directly to approximately 150,000 customers consisting of churches, other religious organizations, pastors and other individuals by direct mail and telemarketing. Retail sales also are made during the summer months on a door-to-door, cash sales basis through a student sales organization operated by the Company.

   As of March 31, 1998, the Company employed a sales force of approximately 225 people and maintained 24-hour-a-day telemarketing capability. These employees service over 50,000 retail accounts and 150,000 church related accounts. Customer orders are usually shipped through a variety of common carriers, as well as by UPS, RPS and parcel post. No single customer accounted for more than 10% of net revenues during fiscal 1998.

   The Company contracts with a number of foreign publishers to translate the Company's English titles into foreign languages.
The Company typically retains ownership rights to the titles translated.

   The Company distributes its products internationally in South America, Europe, Australia, New Zealand, South Africa, the Far East, Mexico and Canada. In fiscal 1998, the Company's export operations accounted for approximately $20.1 million, or 8%, of the Company's total net revenues.

   Substantially all of the Company's publishing products are manufactured by domestic and foreign commercial printers, binders and manufacturers which are selected on the basis of competitive bids. The Company may contract separately for paper and certain other supplies used by its manufacturers. The Company manufactures a significant portion of its gift products and purchases its raw materials (e.g., paper, film and boxes) from a wide group of suppliers.


COPYRIGHTS AND ROYALTY AGREEMENTS

   The Company customarily secures copyrights on its books and Bible editions in order to protect its publishing rights. Almost all of the Company's book products are published under royalty agreements with their respective authors or other copyright proprietors. Many of the Company's gift products incorporate copyrighted art work, which is licensed directly from the artist or the owning entity under a royalty agreement.


COMPETITION

   The Company believes that it is the largest publisher of Christian and inspirational books, the largest commercial publisher of Bibles in English language translations and a major producer of gift and stationery items. The publishing and gift divisions each compete with numerous other companies that publish and distribute Christian and inspirational books or manufacture and distribute gift products, many of which have significantly longer operating histories and larger revenue bases than the Company and certain of which are tax-exempt organizations. While the Company's prices are comparable to those of its competitors, the Company believes that its breadth of product line, established market channels, established sales forces and customer service give it a competitive advantage.

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

   The Company's gift division has many competitors with respect to certain of its product lines, but the Company believes there are few competitors who manufacture and distribute all of the Company's gift product lines. The gift division also competes with numerous religious publishers and suppliers, including tax-exempt church-owned organizations, in connection with the sale of its church supply products, and with numerous large and small companies in the production and sale of stationery products, gift wrap and paper tableware.


EMPLOYEES

   As of March 31, 1998, the Company employed approximately 1,250
persons.   The Company has not suffered any work stoppages  as  a
result of labor disputes in recent years and considers relations with its employees to be good.

MANAGEMENT

   Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Following is certain information regarding the executive officers of the
Company:


       Name             Age     Position with the Company
   --------------------------------------------------------------

   Sam Moore            68      Chairman of the Board, Chief
                                  Executive Officer, President
                                  and Director
   S. Joseph Moore      35      Executive Vice President and
                                  Director; President, Thomas
                                  Nelson Gift Division
   Joe L. Powers        52      Executive Vice President and
                                  Secretary
   Byron D. Williamson  52      President, NelsonWord Publishing
                                  Division
   Ray Capp             45      Senior Vice President, Operations
   Charles Z. Moore     64      Senior Vice President,
                                  International and Diversified
                                  Markets
   Vance Lawson         39      Vice President, Finance
   Phyllis E. Williams  50      Treasurer
   Eric  Heyden         44      Vice President and Deputy
                                  General Counsel


   Except as indicated below, each executive officer has been an employee of the Company as his/her principal occupation for more than the past five years.

   Sam  Moore  has  been Chairman of the Board,  Chief  Executive
Officer, President and a Director of the Company since its founding in 1961. Sam Moore is the father of S. Joseph Moore and the brother of Charles Z. Moore.

   S. Joseph Moore was appointed Executive Vice President and Director of the Company in 1995 and President of the Thomas Nelson Gift Division in 1996, and prior to such appointments, he served as Divisional Vice President of the Company in various capacities since 1991. S. Joseph Moore is the son of Sam Moore and the nephew of Charles Z. Moore.

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

  Charles Z. Moore has been a Vice President of the Company since
1983  and was appointed Senior Vice President, International  and
Diversified Markets in 1986.  Charles Moore is the brother of Sam
Moore and the uncle of S. Joseph Moore.

   Vance  Lawson  has  been the Vice President,  Finance  of  the
Company  since  1993.   Mr.  Lawson  was  formerly  Senior   Vice
President of Finance and Operations at Word since 1988.

  Phyllis E. Williams has been the Treasurer of the Company since
1992.   Mrs.  Williams was previously Controller for the  Company
since 1988.

   Eric  Heyden  has been the Vice President and  Deputy  General
Counsel of the Company since 1997 and was the Assistant General Counsel of the Company since 1995. Mr. Heyden was previously Vice President and General Counsel with Knoedler Publishing, Inc. from 1985 to 1995.


Item 2.  Properties

   The Company's executive, editorial, sales and production offices are primarily located at its corporate headquarters at 501 Nelson Place in Nashville, Tennessee. These facilities are housed in a 74,000 square foot building completed in 1981, which is owned by the Company subject to a mortgage securing a debt with an outstanding balance at March 31, 1998 of $1,725,000.

   The Company's major warehouse facilities for its publishing division are located in a building containing approximately 215,000 square feet adjacent to its corporate headquarters in Nashville, Tennessee. This building, which was completed in fiscal 1978, is owned by the Company. An addition to the warehouse and distribution center of approximately 120,000 square feet was completed during fiscal 1993. This addition was financed by a $5,000,000 construction and term loan secured by a mortgage with an outstanding balance of $2,332,000 at March 31, 1998. The Company maintains other offices and warehouse facilities in two locations in Waco, Texas (of approximately 30,000 and 100,000 square feet each) which are owned by the
Company. The Company also has offices, manufacturing and warehousing facilities for its gift division in Beacon Falls, Guilford and Norwalk, Connecticut (of approximately 112,000, 74,000 and 147,000 square feet, respectively) which are owned by the Company.

  The Company leases properties as described below:

                                     Square     Annual       Lease
  Location           Use              Feet       Rent      Expiration
---------------------------------------------------------------------

Miami, FL       Editorial office      1,400    $  23,800    08/2000
Atlanta, GA     Editorial office        800    $  11,700    09/1998
Carmel, IN      Retail store         12,500    $  79,300    09/1999
Clifton, NJ     Manufacturing        11,000    $  46,800    10/1998
Nashville, TN   Creative and sales
                   office            37,400    $ 313,000    11/2001
Nashville, TN   Creative office      13,700    $ 241,600    09/2000
Nashville, TN   Warehousing          84,700    $ 236,200    11/2002
Nashville, TN   Warehousing          84,700    $ 271,800    12/2005
Norwalk, CT     Warehousing           8,000    $  72,000    monthly
Shelton, CT     Warehousing         152,000    $ 559,200    03/2000
Scarborough,
   Ontario      Warehousing and
  (Canada)         office            25,700    $ 151,000    08/2003
Kobe, Japan     Sales office          2,500    $  69,500    06/1998


   All building improvements on the properties are brick veneer, metal or block construction and are considered adequate and suitable by the Company for the purposes for which they are used.

  The Company's machinery and equipment are located in Nashville, Tennessee; Guilford and Norwalk, Connecticut and Waco, Texas; and consist primarily of computer equipment, printing and binding equipment, warehousing and shipping racks, conveyors and other material handling equipment located at the various warehousing and manufacturing facilities; and office equipment. Such machinery and equipment are in good repair and adequate for the Company's present operations. All such equipment, other than a portion of the computer equipment that is leased under capital leases, is owned by the Company.

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


Item 4.  Submission of Matters to a Vote of Security Holders

  The Company did not submit any matter to a vote of its security holders during the last quarter of its fiscal year ended March
31, 1998.

                             PART II

Item  5.   Market for the Company's Common Equity and Related
           Shareholder Matters

   Incorporated by reference to the Annual Report to Shareholders for the year ended March 31, 1998 (the "Annual Report").

Item 6.  Selected Financial Data

  Incorporated by reference to the Annual Report.

Item  7.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations

  Incorporated by reference to the Annual Report.

Item  7A.  Quantitative and Qualitative Disclosures about  Market
           Risk

  Not Applicable.

Item 8.  Financial Statements and Supplementary Data

   Incorporated  by  reference to the  Annual  Report.   Includes
selected  unaudited quarterly financial data for the years  ended
March 31, 1998 and 1997.

Item  9.   Changes  in  and  Disagreements  with  Accountants  on
           Accounting and Financial Disclosure

  None.


                            PART III

Item 10.  Directors and Executive Officers of the Company

    Information regarding the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 20, 1998 (the "Proxy Statement"), to be filed within 120 days of March 31, 1998 with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Exchange Act. Information regarding the Company's executive officers is contained in Part 1, Item 1 herein.

Item 11.  Executive Compensation

  Incorporated by reference to the Proxy Statement.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

  Incorporated by reference to the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

  Incorporated by reference to the Proxy Statement.


                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
          Form 8-K

(a)  Documents filed as part of Report

  1. Financial Statements

   The following consolidated financial statements of the Company
included  in  the  Annual  Report  are  incorporated  herein   by
reference as set forth in Part II, Item 8:

     Statements of operations -- years ended March 31, 1998, 1997 and 1996
     Balance sheets -- March 31, 1998 and 1997
     Statements of shareholders' equity -- years ended March 31,
           1998, 1997 and 1996
     Statements of cash flow -- years ended March 31, 1998, 1997 and 1996
     Notes to consolidated financial statements
     Report   of   Arthur  Andersen  LLP,  Independent   Public
           Accountants

  2. Financial Statement Schedules

   The following consolidated financial statement schedules are included herein:

                                                            Page
                                                            ----
     Report of Arthur Andersen LLP, Independent Public
           Accountants. . . . . . . . . . . . . . . . . . .  18
     Schedule VIII -- Valuation and Qualifying Accounts
           and Reserves . . . . . . . . . . . . . . . . . .  19


   Schedules not listed above have been omitted because they are not required, are inapplicable or the required information has been given in the financial statements or notes thereto.

  3. Exhibits

   The following exhibits are included herein or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit
Number
-------

2.1 - Asset Purchase Agreement, dated as of November 21, 1996 by and among the Company, Word, Incorporated and Word Direct Partners, L.P. as Sellers and Gaylord Entertainment Company as Buyer (filed as Exhibit 2.1 to the Company's Form 8-K dated January 6, 1997 and incorporated herein by reference)

2.2 - Amendment No. 1 to the Asset Purchase Agreement dated as of January 6, 1997, by and among the Company, Word,
      Incorporated  and  Word   Direct   Partners,  L.P.  as
      Sellers  and   Gaylord  Entertainment  Company as Buyer
      (filed as  Exhibit  2.2  to  the   Company's  Form  8-K
      dated  January  6,   1997   and incorporated herein by
      reference)

2.3 - Asset Purchase Agreement dated as of January 6, 1997, by and between Nelson Word Limited and Word Entertainment Limited (filed as Exhibit 2.3 to the Company's Form 8-K dated January 6, 1997 and incorporated herein by reference)

2.4 - Subsidiary Asset Purchase Agreement executed on January 6, 1997, and dated as of November 21, 1996, between Word Communications, Ltd. and Word Entertainment (Canada), Inc. (filed as Exhibit 2.4 to the Company's Form 8-K dated January 6, 1997 and incorporated herein by reference)

3.1 - Thomas  Nelson, Inc. Amended and Restated Charter (filed as
      Exhibit 4.1  to the  Company's Registration Statement on
      Form S-8 (No.  33-80086) and incorporated herein by reference)

3.2 - Thomas Nelson, Inc. Amended Bylaws (filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

4.1 - Loan Agreement dated May 18, 1990, between the Company and The Industrial Development Board of The Metropolitan Government of Nashville and Davidson County (filed as
      Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

4.2 - Promissory Note dated  May  18,  1990,  of  the  Company
      payable  to   The  Industrial    Development   Board   of
      the   Metropolitan  Government  of  Nashville  and Davidson
      County (filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

4.3 - Deed of Trust and Security Agreement dated May 18, 1990, from the Company to SunTrust Bank, Nashville,
      N.A.  (filed   as Exhibit  4.6  to the Company's Annual
      Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)

4.4 - Construction and Term Loan Agreement dated March 31, 1992, between the Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)

4.5 - Promissory Note dated March 31, 1992, of the Company payable to SunTrust Bank, Nashville, N.A. (filed as
      Exhibit  4.8  to   the Company's  Annual Report on Form 10-K
      for the year ended March 31, 1992 and incorporated herein by reference)

4.6 - Deed of Trust and Security Agreement dated March 31, 1992, from the Company to SunTrust Bank, Nashville,
      N.A.  (filed   as Exhibit  4.9  to the Company's Annual
      Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)

4.7 - Indenture dated as  of  November  30, 1992, by and between
      Thomas  Nelson, Inc.  and  Boatmen's Trust Company (filed
      as Exhibit  4  to the   Company's  Form  8-K  dated
      December  11,  1992  and incorporated herein by reference)

4.8 - Amended and Restated Credit Agreement dated as of December 13, 1995, and as amended January 3, 1996, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville,
      Nationsbank of Texas, N.A. in Dallas, and Creditanstalt-Bankverein in New York (filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference)

4.9 - June 1996 Amendment and Waiver with Respect to Amended and Restated Credit Agreement Dated as of December 13, 1995, among the Company, SunTrust Bank, Nashville, N.A., National City
      Bank  of  Louisville,  First  American  National  Bank   in
      Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt-Bankverein in New York (filed as Exhibit
      4.12 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

4.10- Second Amendment to Credit Agreement dated as of November 15,
      1996, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt-Bankverein in New York (filed as Exhibit
      4.1 to the Company's Fom 8-K dated January 6, 1997 and incorporated herein by reference)

4.11- Third Amendment to  Credit Agreement dated as of January 7,
      1997, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt-Bankverein in New York (filed as Exhibit 4.2 to the Company's Fom 8-K dated January 6, 1997 and incorporated herein by reference)

4.12- Note Purchase Agreement  dated  January 3, 1996, among the
      Company, The Prudential Insurance Company of America and Metropolitan Life Insurance Company (filed as Exhibit
      4.1 to the Company's Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference)

4.13- Letter Amendment No. 1 dated June 28, 1996, to Note Purchase
      Agreement  dated  January 3, 1996, among the  Company,  The
      Prudential   Life   Insurance  Company   of   America   and
      Metropolitan Life Insurance Company and related waiver, dated as of March 31, 1996 (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

4.14- Assumption and Amendment Agreement dated as of May 30, 1996, and as amended June 28, 1996, between the Company and Metropolitan Life Insurance Company (filed as Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

4.15- Loan Agreement dated  as  of  September 21, 1989 between C.R.
      Gibson and Metropolitan Life Insurance Company (filed by
      C.R. Gibson as Exhibit 4(c) to The C.R. Gibson Company's Registration Statement on Form S-2 (No. 33-43644) dated November 4, 1991 and incorporated herein by reference)

4.16- Loan Agreement dated  as  of  June  23,  1994 between C.R.
      Gibson and Metropolitan Life Insurance Company (filed by C.R. Gibson (Commission File No. 0-4855) as Exhibit 4(b) to C.R. Gibson's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 14, 1995 and incorporated herein by reference)

10.1- Thomas Nelson, Inc. Amended and Restated 1986 Stock Incentive
      Plan (filed as  Exhibit 4.4 to the Company's Registration
      Statement  on Form   S-8   (No.  33-80086)  dated June 13,
      1994 and incorporated herein by reference)*

10.2- Thomas Nelson, Inc. Amended  and  Restated  1990  Deferred
      Compensation Option Plan for Outside Directors (filed as
      Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 33-80086) dated June 13, 1994 and incor-porated herein by reference)*

10.3- Thomas Nelson, Inc.  Amended  and Restated 1992 Employee
      Stock Incentive Plan (filed as Exhibit 4.6 to the Company's Proxy Statement dated July 26, 1995, for the Annual Meeting of Shareholders held on August 24, 1995 and incorporated herein by reference)*

10.4- Thomas Nelson, Inc.  Sales  Managers' Stock Plan for the
      Varsity Company (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-8 (No. 33-80086) dated June 13, 1994 and incorporated herein by reference)*

10.5- Severance Agreement dated as of May 17, 1991, between the
      Company and Sam Moore (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)*

10.6- Employment Agreement dated as of May 13, 1996, between the
      Company and Sam Moore (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.7- Employment Agreement  dated  as of May 10, 1996, between
      the  Company and   S.  Joseph  Moore  (filed  as  Exhibit
      10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.8- Employment Agreement dated as of May 10, 1996, between the Company and Joe L. Powers (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.9- Employment Agreement dated as of May 13, 1996, between the Company and Charles Z. Moore (filed as Exhibit
      10.10 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.10-Employment Agreement  dated  as  of  December  7,  1993, between  the Company  and  Byron Williamson (filed as
      Exhibit  10.15  to the  Company's  Annual Report on Form
      10-K  for  the  year ended   March   31,   1994  and
      incorporated   herein   by   reference)*

10.11-Employment Agreement dated as of December 22, 1994, between the Company and Raymond T. Capp (filed as
      Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995 and incor-porated herein by reference)*

10.12-Employment Agreement dated as of June 23, 1993, between the Company and Vance Lawson (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference)*

10.13-Employment Agreement dated as of July 10, 1995, between the Company and Eric Heyden*

11  - Statement Re Computation of Per Share Earnings

13 - Thomas Nelson, Inc. Annual Report to Shareholders for the year ended March 31, 1998 (to the extent of portions specifically incorporated by reference)

21  - Subsidiaries of the Company

23  - Consent of Independent Public Accountants

27  - Financial Data Schedule (for SEC use only)

-----------------------
   *Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

     No Form 8-K was filed by the Company during the last quarter of its fiscal year ended March 31, 1998.



                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    THOMAS NELSON, INC.

                              By:             /s/ Sam Moore
                                     ----------------------------
                                      Sam  Moore, Chief Executive
                                          Officer and President

                              Date:  June 26, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signature               Title                    Date
     ----------             --------                 -------


 /s/ Sam Moore           Chairman of the Board of  June 26, 1998
---------------------     Directors, Chief
 Sam Moore                Executive Officer and
                          President (Principal
                          Executive Officer)

 /s/ S. Joseph Moore     Executive Vice President  June 26, 1998
---------------------     and Director
 S. Joseph Moore


 /s/ Joe L. Powers       Executive Vice President  June 26, 1998
---------------------     and Secretary
 Joe L. Powers            (Principal Financial
                          and Accounting
                          Officer)

 /s/ Brownlee O.
     Currey, Jr.         Director                  June 26, 1998
---------------------
 Brownlee O. Currey, Jr.


 /s/ W. Lipscomb
     Davis, Jr.          Director                  June 26, 1998
---------------------
 W. Lipscomb Davis, Jr.


 /s/ Robert J. Niebel    Director                  June 26, 1998
---------------------
 Robert J. Niebel


 /s/ Millard V. Oakley   Director                  June 26, 1998
---------------------
 Millard V. Oakley


 /s/ Joe M. Rodgers      Director                  June 26, 1998
---------------------
 Joe M. Rodgers


 /s/ Cal Turner, Jr.     Director                  June 26, 1998
---------------------
 Cal Turner, Jr.


 /s/ Andrew Young        Director                  June 26, 1998
---------------------
 Andrew Young



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Thomas Nelson, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thomas Nelson's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 4, 1998. Our audit was made for the purpose of forming an opinion on those consolidated statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                        /s/ Arthur Andersen LLP

Nashville, Tennessee
June 4, 1998


                     THOMAS NELSON, INC. AND SUBSIDIARIES

                                  SCHEDULE VIII
                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
================================================================================

                         March 31, 1998  March 31, 1997  March 31, 1996
                         --------------  --------------  --------------

Reserve for Sales
 Returns:

  Balance at beginning
    of period             $  4,773,000    $  4,355,000    $  3,421,000
  Additions:
   1.   Charged to costs
        and expenses               -           418,000         559,000
   2.   Charged to other
        accounts <F1>              -               -           375,000
  Deductions:  charge-offs     839,000             -               -
                         ----------------------------------------------
  Balance at end of
    period                $  3,934,000    $  4,773,000    $  4,355,000
                         ==============================================

Reserve for Doubtful
 Accounts:

  Balance at beginning
    of period             $  2,227,000    $  2,714,000    $  1,968,000
  Additions:
   1.   Charged to costs
        and expenses           778,000       2,794,000       3,117,000
   2.   Charged to other
        accounts <F1>              -               -           500,000
  Deductions:  charge-offs     777,000       3,281,000       2,871,000
                         ----------------------------------------------
  Balance at end of
    period                $  2,228,000    $  2,227,000    $  2,714,000
                         ==============================================

Discontinued Operations:

  Balance at beginning
    of period             $  9,101,000    $  4,381,000    $       -
  Additions:
   1.   Charged to costs
        and expenses               -        12,266,000      4,381,000
   2.   Charged to other
        account                    -               -              -
  Deductions:  charge-offs   6,055,000       7,546,000            -
                         ---------------------------------------------
  Balance at end of
    period                $  3,046,000    $  9,101,000    $  4,381,000
                         ==============================================

<F1>  Reserves acquired in connection with acquisition - C.R. Gibson in 1996.



                             INDEX TO EXHIBITS


Exhibit                                                    Page
Number                                                    Number
-------                                                   ------

10.14 -- Employment Agreement dated as of July 10, 1995, between the Company and Eric Heyden

11    -- Statement re Computation of Per Share Earnings

13    -- Thomas Nelson, Inc. Annual Report to Shareholders
         for the year ended March 31, 1998 (to the extent of portions specifically incorporated by reference)

21    -- Subsidiaries of the Company

23    -- Consent of Independent Public Accountants

27    -- Financial Data Schedule (for SEC purposes only)