Form 10-Q
period 1998-06-30
NELSON THOMAS INC
filed 1998-08-14
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549


                           FORM 10-Q


                           (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1998

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

   At August 11, 1998, the Registrant had outstanding 14,092,749 shares of Common Stock and 1,106,324 shares of Class B Common
Stock.

                                     Part I
Item 1.  Financial Statements

                      THOMAS NELSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                      June 30,    March 31,    June 30,
                                        1998        1998         1997
                                    -----------  ----------  ------------
                                    (Unaudited)              (Unaudited)
ASSETS
  Current assets
    Cash and cash equivalents        $   1,721    $  39,713  $  26,178
    Accounts receivable, less
      allowances of $5,030, $6,162
      and $5,753, respectively          58,854       65,415     60,427
    Inventories                         76,522       70,590     74,530
    Prepaid expenses                     9,864        8,177      9,275
    Deferred tax assets                  3,276        3,276      8,310
                                     ---------    ---------  ---------
  Total current assets                 150,237      187,171    178,720
  Property, plant and equipment, net    31,372       32,103     32,513
  Other assets                          10,941        9,843     10,533
  Deferred charges                       1,628        1,789      2,574
  Goodwill                              56,141       56,536     57,708
                                     ---------    ---------  ---------
TOTAL ASSETS                         $ 250,319    $ 287,442  $ 282,048
                                     =========    =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Accounts payable                 $  13,951    $  16,701  $  14,206
    Accrued expenses                    16,234       21,268     22,657
    Dividends payable                      612          685        685
    Income taxes currently payable       1,013        4,286      5,241
    Current portion of long-term debt
      & capital lease obligations        3,941        3,975      3,256
                                     ---------    ---------  ---------
  Total current liabilities             35,751       46,915     46,045
  Long-term debt                        77,863       79,476     83,128
  Capital lease obligations                 19           84        297
  Deferred tax liabilities               3,363        3,364      3,640
  Other liabilities                      1,149        1,207      1,814
  Shareholders' equity
    Preferred stock, $1.00 par value,
      authorized 1,000,000 shares;
      none issued                         -            -          -
    Common stock, $1.00 par value,
      authorized 20,000,000 shares;
      issued 14,192,829, 16,002,817
      and 15,997,870 shares,
      respectively                      14,193       16,003     15,998
    Class B common stock, $1.00 par
      value, authorized 5,000,000
      shares; issued 1,111,924,
      1,111,924 and 1,112,071
      shares, respectively               1,112        1,112      1,112
    Additional paid-in capital          56,001       79,057     79,417
    Retained earnings                   60,868       60,224     50,597
                                     ---------    ---------  ---------
  Total shareholders' equity           132,174      156,396    147,124
                                     ---------    ---------  ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $ 250,319    $ 287,442  $ 282,048
                                     =========    =========  =========
See Accompanying Notes

                      THOMAS NELSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                         Three Months Ended
                                              June 30,
                                         1998           1997
                                      -----------    -----------
                                      (Unaudited)    (Unaudited)

NET REVENUES                          $   5,994      $  54,459

COST AND EXPENSES:
  Cost of goods sold                     30,334         29,775
  Selling, general and
    administrative                       22,156         21,525
  Amortization of goodwill and
    non-compete agreements                  408            500
                                      ----------     ----------

       Total expenses                    52,898         51,800
                                      ----------     ----------
OPERATING INCOME                          3,096          2,659

Other income                                387            510
Interest expense                          1,490          1,571
                                      ----------     ----------
Income before income taxes                1,993          1,598
Provision for income taxes                  737            607
                                      ----------     ----------
NET INCOME                            $   1,256      $     991
                                      ==========     ==========

Weighted average number
  of shares outstanding:
    Basic                                16,726         17,109
                                      ==========     ==========
    Diluted                              19,991         20,359
                                      ==========     ==========

NET INCOME PER SHARE:
    Basic                             $    0.08      $    0.06
                                      ==========     ==========
    Diluted                           $    0.08      $    0.06
                                      ==========     ==========

DIVIDENDS DECLARED PER SHARE          $    0.04      $    0.04
                                      ==========     ==========
See Accompanying Notes


                      THOMAS NELSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                          Three Months Ended June 30,
                                         -----------------------------
                                             1998            1997
                                         -------------    ------------
                                          (Unaudited)     (Unaudited)
CASH FLOWS FROM CONTINUING OPERATING
ACTIVITIES:
  Net income                               $  1,256         $     991
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operations:
      Depreciation and amortization           1,695             1,731
  Changes in assets and liabilities,
    net of acquisitions and disposals:
      Accounts receivable, net                6,561             6,922
      Inventories                         (   5,932)       (    2,980)
      Prepaid expenses                    (   1,687)              146
      Accounts payable and accrued
        expenses                          (   7,097)       (    7,687)
      Income taxes currently payable
        and deferred                      (   3,273)       (   14,733)
                                          ----------        ----------
Net cash used in continuing operations    (   8,477)       (   15,610)
                                          ----------        ----------
  Discontinued operations:
      Changes in discontinued assets      (     687)              310
      Cash used in discontinued
        operations                            -            (      103)
                                          ----------        ----------
Net cash provided by (used in)
  discontinued operations                 (     687)              207
                                          ----------        ----------
Net cash used in operating activities     (   9,164)       (   15,403)
                                          ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    (     341)       (      634)
  Changes in other assets and deferred
    charges                               (   1,165)       (      232)
                                          ----------        ----------
Net cash used in investing activities     (   1,506)       (      866)
                                          ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under capital lease
    obligations                           (      65)       (       80)
  Payments on long-term debt              (   1,650)       (       25)
  Dividends paid                          (     684)       (      684)
  Proceeds from issuance of common stock          1                 9
  Common stock repurchased and retired    (  24,889)       (        4)
  Other financing activities              (      35)       (      240)
                                          ----------        ----------
Net cash used in financing activities     (  27,322)       (    1,024)
                                          ----------        ----------
Net decrease in cash and cash
  equivalents                             (  37,992)       (   17,293)
Cash and cash equivalents at beginning
  of period                                  39,713            43,471
                                          ----------        ----------
Cash and cash equivalents at
  end of period                            $  1,721         $  26,178
                                          ==========        ==========

Supplemental disclosures of non-cash
  investing and financing activities:
    Dividends accrued and unpaid           $    612         $    685



              THOMAS NELSON, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

    The accompanying unaudited consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 1998.

   The balance sheet and related information in these notes as of March 31, 1998, have been taken from the audited consolidated financial statements as of that date. Certain reclassifications have been made to conform presentation of the fiscal 1998 financial statements with fiscal 1999 presentation.

Note B - New Pronouncements

   Reporting on the Costs of Start-Up Activities: In April 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities and organization costs, as defined, to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt the pronouncement during the first quarter of fiscal 2000. The Company does not expect the adoption to have a material impact on the Company's results of operations, financial condition or cash flows.


Note C - Inventories

    Components of inventories consisted of the following (in thousands):

                               June 30,  March 31,   June 30,
                                 1998       1998       1997

                              ---------- ----------- ----------
    Finished goods            $ 62,231   $   54,503  $ 56,740
    Raw materials and work
        in process              14,291       16,087    17,790
                              ---------- ----------- ----------
                              $ 76,522   $   70,590  $ 74,530
                              ========== =========== ==========

Note D - Cash Dividend

    On May 21, 1998, the Company's board of directors declared  a cash  dividend  of $.04 per share of Common and  Class  B  Common
Stock.   The dividend is payable August 17, 1998, to shareholders
of record on August 3, 1998.




Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

OVERVIEW

    The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                   Three Months Ended   Fiscal
                                       June  30,     Year-to-Year
                                  ------------------   Increase
                                    1998      1997    (Decrease)
                                  -------   --------  ----------
                                    (%)       (%)        (%)
    Net revenues
      Publishing                    56.7     59.8      (  2.4)
      Gift                          43.3     40.2        10.6
                                  -------  -------
           Total net revenues      100.0    100.0         2.8
                                  -------  -------
    Expenses
      Cost of goods sold            54.2     54.7         1.9
      Selling, general and
         administrative             39.6     39.5         2.9
      Amortization of goodwill
         and non-compete
         agreements                  0.7      0.9      ( 18.4)
                                  -------  -------
            Total expenses          94.5     95.1         2.1
                                  -------  -------
    Operating income                 5.5      4.9        16.4
                                  =======  =======
    Net income                       2.2      1.8        26.7
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

    The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements and a number of factors may affect future results, liquidity and capital resources. These factors include softness in the general retail environment, the timing of products being introduced into the market, the level of returns experienced by operating divisions, the level of margins achievable in the marketplace and the ability to minimize operating expenses. Although the Company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy during the remainder of fiscal 1999. The Company disclaims any intent or obligation to update forward-looking statements.


Results of Operations

    Net revenues for the first three months of fiscal 1999 increased $1.5 million, or 2.8%, over the same period in fiscal 1998. The publishing product net revenues decreased $800,000, or 2.4%, compared to the prior year primarily due to timing of new product releases with fewer major releases for the June 1998
quarter  than those for the June  1997  quarter.   In addition,
expiration of certain agreements whereby the Company acted as a distributor of publishing products contributed to the decrease in revenues from the prior year. The Company anticipates that the publishing product will experience increased revenues for the
remainder  of  fiscal  1999.   Net revenues  from  gift products
increased $2.3 million, or 10.6%, primarily due to increased sales of a special selection of products to mass merchandisers and sales to specialty stores. Price increases did not have a material effect on net revenues.

   The Company's cost of goods sold for the first three months of fiscal 1999 increased by $600,000, or 1.9%, over the same period in fiscal 1998 and, as a percentage of net revenues, decreased to 54.2% for the first three months of fiscal 1999 from 54.7% in the comparable period in fiscal 1998. The decrease in cost of goods sold, as a percentage of net revenues, for the first three months resulted primarily from increased revenues from higher margin gift product categories.

    Selling, general and administrative expenses for the first three months of fiscal 1999 increased by $600,000, or 2.9%, from the same period in fiscal 1998. These expenses, expressed as a percentage of net revenues, were relatively unchanged at 39.6% for the first three months of fiscal 1999 versus 39.5% in the same period in fiscal 1998. The Company's selling, general and administrative expenses are relatively fixed during the fiscal year and do not materially increase with revenue increases. Revenues for the remainder of the 1999 fiscal year are expected to be greater than the revenues for the first quarter because of seasonal sales increases and new product introductions; therefore, selling, general and administrative expenses should decrease as a percentage of revenues.

    Interest  expense for the first three months of  fiscal  1999 decreased  by $100,000, or 5.2%, over the same period  in  fiscal
1998 due to scheduled debt retirement.


Liquidity and Capital Resources

    At June 30, 1998, the Company had $1.7 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At June 30, 1998, the Company had working capital of $114.5 million.

    On June 10, 1998, the Company announced its intention to repurchase up to three million shares of common stock and/or Class B common stock from time to time in the open market or through privately negotiated transactions. As of June 30, 1998, the Company had repurchased approximately 1.8 million shares of
common stock in the open  market  with  an  additional   200,000
purchased through July 22, 1998.

    Net cash used in operating activities was $9.2 million and $15.4 million for the first three months of fiscal 1999 and 1998,
respectively.   Cash used in operations during  the  first  three
months of fiscal 1999 was principally attributable to decreases in accounts payable and accrued expenses and an increase in inventories for the Christmas selling season. Cash used in opera-tions during the first three months of fiscal 1998 was principally attributable to the decrease in income taxes currently payable.

    During the first three months of fiscal 1999, capital expenditures totaled approximately $300,000, which was used primarily to purchase computer equipment. During the remainder of fiscal 1999, the Company anticipates capital expenditures of approximately $2.7 million primarily consisting of additional computer equipment and warehousing and manufacturing equipment.

   The Company's bank credit facilities are unsecured and consist of a $75 million credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The $75 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on December 13, 2002. The $10 million credit facility bears interest at the prime rate and matures on July 31, 1999. At June 30, 1998, the Company had no borrowings outstanding under the Credit Agreements, and $85 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

    At  June  30, 1998, the Company had outstanding approximately
$23.3  million of unsecured senior notes ("Senior  Notes").   The
Senior Notes bear interest at rates from 6.68% to 9.50% due through fiscal 2008.

   Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-total-capital ratios which are similarly calculated for each debt agreement. At June 30, 1998, the Company was in compliance with all covenants of these debt agreements, as amended.

    The Company also has outstanding $54.1 million of 5.75% convertible subordinated notes ("Convertible Subordinated Notes") due November 30, 1999. During the first quarter of fiscal 1999, the Company purchased $900,000 of the Convertible Subordinated Notes at par. The Convertible Subordinated Notes presently are convertible into common stock at $17.00 per share and are redeemable at the Company's option currently at 101.64% of the principal amount, declining to 100.82% on November 30, 1998, and to 100% on November 30, 1999. This conversion would result in 3,182,353 additional shares outstanding.

     Management   believes  cash  generated  by  operations   and
borrowings  available  under  the  Credit  Agreements   will   be
sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 1999.


Year 2000 Conversion

   The Company has established a task force to coordinate the implementation of changes to computer systems and applications necessary to become year 2000 compliant with no material adverse
effect on customers or disruption to business operations.   These
actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. The Company
believes   that   possible  risks  if  compliance   is   not
accomplished  will include   delays  in  receiving  and/or
shipping of products and in invoicing to and/or receiving payments from customers in the days immediately after January 1, 2000. The Company anticipates that, beginning in the third quarter of fiscal 1999, testing will commence for receipt of electronic orders, customer invoicing and other Company systems. The Company also is communicating with suppliers, customers, financial institutions and others with which it does business to determine the status of their being year 2000 compliant. The Company anticipates that its compliance tests will include electronic and other communications with a cross-section of its customers.
The Company has also evaluated non-system issues, i.e. security, elevators, timekeeping, etc. relative to the year 2000. The Company expensed approximately $100,000 in costs during the first quarter of fiscal 1999 primarily for programmer costs related to becoming year 2000 compliant and expects to incur additional costs of $800,000 and $400,000 for the remainder of fiscal 1999 and for fiscal year 2000, respectively. These costs are expected to include programmer costs for modification of software programs, costs for a testing site, software purchases and consulting fees and will be expensed as they are incurred.



                            PART II


Item  5. Other Information

     Pursuant to Regulation 14a-8 of the Securities and Exchange Commission, proposals by shareholders which are intended for inclusion in the Company's proxy statement and proxy and to be presented at the Company's next Annual Meeting of Shareholders must be received by the Company by March 12, 1999, in order to be considered for inclusion in the Company's proxy materials. Such proposals should be addressed to the Company's Secretary and may be included in next year's proxy materials if they comply with certain rules and regu-lations of the Securities and Exchange Commission governing shareholder proposals. For all other proposals by shareholders to be timely, a Shareholders' Notice must be delivered to or mailed and received at the principal executive offices of the Company not less than sixty days nor more than ninety days prior to the meeting; provided, however, that in the event that less than seventy days notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder, to be timely, must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made.


Item  6. Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K

              Exhibit 11- Statement re Computation of Per
                          Share Earnings

              Exhibit 27- Financial Data Schedule

         (b) No Form 8-K was filed by the Company during the quarter ended June 30, 1998.



                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Thomas Nelson, Inc.
                                          (Registrant)


    August 14, 1998              BY     /s/ Joe L. Powers
------------------------           -----------------------------
                                           Joe L. Powers
                                      Executive Vice President
                                      (Principal Financial and
                                        Accounting Officer)



                        INDEX TO EXHIBITS


Exhibit
Number
------

11    --  Statement re Computation of Per Share Earnings

27    --  Financial Data Schedule (for SEC purposes only)