Form 10-Q
period 1998-09-30
NELSON THOMAS INC
filed 1998-11-13
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549


                           FORM 10-Q


                           (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 1998

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

       At November 10, 1998, the Registrant had outstanding
13,653,090 shares of Common Stock and 1,106,324 shares of Class B Common Stock.


                             Part I

Item 1.  Financial Statements


                       THOMAS NELSON, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
                                 September 30,  March 31,     September 30,
                                     1998          1998          1997
                                 -----------    ----------    -----------
                                 (Unaudited)                  (Unaudited)
ASSETS
  Current assets
    Cash and cash equivalents    $    1,978     $   39,713    $  23,103
    Accounts receivable, less
      allowances of $6,988,
      $6,162 and $6,814,
      respectively                   81,888         65,415       76,264
    Inventories                      75,504         70,590       70,388
    Prepaid expenses                 11,383          8,177        8,554
    Deferred tax assets               3,276          3,276        8,310
                                 -----------    ----------    -----------
  Total current assets              174,029        187,171      186,619
  Property, plant and equipment      30,051         32,103       32,550
  Other assets                        9,987          9,843       10,769
  Deferred charges                    2,086          1,789        2,587
  Goodwill                           55,783         56,536       57,321
                                 -----------    ----------    -----------
TOTAL ASSETS                     $  271,936     $  287,442    $ 289,846
                                 ============   ==========    ===========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
  Current liabilities
    Accounts payable             $   17,054     $   16,701    $  16,366
    Accrued expenses                 20,128         21,268       25,422
    Dividends payable                   590            685          684
    Income taxes currently
      payable                         2,763          4,286        6,943
    Current portion of
      long-term debt & capital
      lease obligations               3,853          3,975        3,369
                                 -----------    ----------    -----------
  Total current liabilities          44,388         46,915       52,784
  Long-term debt                     95,039         79,476       80,769
  Capital lease obligations               6             84          109
  Deferred tax liabilities            3,364          3,364        3,640
  Other liabilities                     988          1,207        1,860
  Shareholders' equity
    Preferred stock, $1.00 par
      value, authorized 1,000,000
      shares; none issued                -              -            -
    Common stock, $1.00 par
      value, authorized 20,000,000
      shares; issued 13,653,090,
      16,002,817 and 16,002,670
      shares, respectively           13,653         16,003       16,003
    Class B common stock, $1.00
      par value, authorized
      5,000,000 shares; issued
      1,106,324, 1,111,924 and
      1,112,071 shares,
      respectively                    1,106          1,112        1,112
    Additional paid-in capital       48,724         79,057       79,055
    Retained earnings                64,668         60,224       54,514
                                 -----------    ----------    -----------
  Total shareholders' equity        128,151        156,396      150,684
                                 -----------    ----------    -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY           $  271,936     $  287,442    $ 289,846
                                 ===========    ===========   ===========

See Accompanying Notes


                     THOMAS NELSON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                Six Months Ended        Three Months Ended
                                 September 30,             September 30,
                               1998        1997          1998         1997
                            ----------- ----------    -----------  -----------
                            (Unaudited) (Unaudited)   (Unaudited)  (Unaudited)

NET REVENUES                $ 126,439    $123,077      $ 70,445    $ 68,618

COST AND EXPENSES:
  Cost of goods sold           67,484      67,831        37,150      38,059
  Selling, general and
    administrative             46,430      42,950        24,274      21,425
  Amortization of goodwill
    and non-compete
    agreements                    817         996           409         493
                            -----------  ----------    ----------  -----------
      Total expenses          114,731     111,777        61,833      59,977
                            -----------  ----------    ----------  -----------
OPERATING INCOME               11,708      11,300         8,612       8,641

Other income (expense)            387         808           -           298
Interest expense                3,145       3,085         1,655       1,514
                            -----------  ----------    ----------  -----------
Income before income taxes      8,950       9,023         6,957       7,425
Provision for income taxes      3,311       3,429         2,574       2,822
                            -----------  ----------    ----------  -----------
NET INCOME                  $   5,639    $  5,594      $  4,383    $  4,603
                            ===========  ===========   ==========  ===========
Weighted average number
   of shares outstanding:
     Basic                     15,886      17,110        15,055      17,111
                            ===========  ===========   ==========  ===========
     Diluted                   19,160      20,386        18,307      20,417
                            ===========  ===========   ==========  ===========
NET INCOME PER SHARE:
     Basic                  $    0.35    $   0.33      $   0.29    $   0.27
                            ===========  ===========   ==========  ===========
     Diluted                $    0.35    $   0.32      $   0.27    $   0.25
                            ===========  ===========   ==========  ===========

DIVIDENDS DECLARED
  PER SHARE                 $    0.08    $   0.08      $   0.04    $   0.04
                            ===========  ===========   ==========  ===========
See Accompanying Notes




                     THOMAS NELSON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                           Six Months Ended September 30,
                                          --------------------------------
                                               1998            1997
                                            -------------- --------------
                                             (Unaudited)    (Unaudited)
CASH FLOWS FROM CONTINUING OPERATING
ACTIVITIES:
  Income from continuing operations          $   5,639      $   5,594
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operations:
      Depreciation and amortization              4,422          3,825
  Changes in assets and liabilities,
    net of acquisitions and disposals:
      Accounts receivable, net              (   16,473)    (    8,814)
      Inventories                           (    4,914)         1,162
      Prepaid expenses                      (    3,206)           867
      Accounts payable and accrued
        expenses                                   562     (    1,896)
      Income taxes currently payable
        and deferred                        (    1,523)    (   13,031)
                                            -------------  --------------
Net cash used in continuing operations      (   15,493)    (   12,293)
                                            -------------  --------------
  Discontinued operations:
    Changes in discontinued assets          (    1,349)    (      760)
                                            -------------  --------------
Net cash used in discontinued operations    (    1,349)    (      760)
                                            -------------  --------------
Net cash used in operating activities       (   16,842)    (   13,053)
                                            -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                      (    1,384)    (    1,649)
  Proceeds from sale of business and
    discontinued assets                          1,408            -
  Changes in other assets and deferred
    charges                                 (    2,083)    (    1,210)
                                            -------------  --------------
Net cash used in investing activities       (    2,059)    (    2,859)
                                            -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit               20,500            -
  Payments under capital lease obligation   (      131)    (      268)
  Payments on long-term debt                (    5,006)    (    2,271)
  Dividends paid                            (    1,290)    (    1,371)
  Proceeds from issuance of common stock            47             12
  Common stock retired                      (   32,757)    (        4)
  Other financing activities                (      197)    (      554)
                                            -------------  --------------
Net cash used in financing activities       (   18,834)    (    4,456)
                                            -------------  --------------
Net decrease in cash and cash equivalents   (   37,735)    (   20,368)
Cash and cash equivalents at beginning
  of period                                     39,713         43,471
                                            -------------  --------------
Cash and cash equivalents at end of period   $   1,978      $  23,103
                                            =============  ==============
Supplemental disclosures of non-cash
  investing and financing activities:
    Dividends accrued and unpaid             $      590     $     685




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

   The balance sheet and related information in these notes as of March 31, 1998 have been taken from the audited consolidated financial statements as of that date. Certain reclassifications have been made to conform presentation of the fiscal 1998 financial statements with fiscal 1999 presentation.

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

Note C - Inventories

    Components of inventories consisted of the following (in thousands):

                          September 30,  March 31,  September 30,
                              1998         1998        1997
                          ------------  ----------  ------------
    Finished goods        $  62,702     $  54,503   $   55,485
    Raw materials and
        work in process      12,802        16,087       14,903
                          ------------  ----------  ------------
                          $  75,504     $  70,590   $   70,388
                          ============  ==========  ============

Note D - Cash Dividend

    On May 21, 1998, the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common
Stock. The dividend was paid August 17, 1998, to shareholders of record on August 3, 1998.

    On August 21, 1998, the Company's board of directors declared a  cash  dividend of $.04 per share of Common and Class B  Common
Stock.    The   dividend  is  payable  November  16,   1998,   to
shareholders of record on November 2, 1998.


Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations

OVERVIEW

    The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                Six Months Ended        Fiscal
                                  September 30,       Year-to-Year
                                ----------------       Increase
                                 1998      1997       (Decrease)
                                ------    ------      ----------
                                  (%)       (%)          (%)
    Net revenues
      Publishing                 58.1      61.1         ( 2.3)
      Gift                       41.9      38.9          10.7
                                ------    ------
          Total net revenues    100.0     100.0           2.7
                                ------    ------
    Expenses
      Cost of goods sold         53.4      55.1         ( 0.5)
      Selling, general and
        administrative           36.7      34.9           8.1
      Amortization of
        goodwill and non-
        compete agreements        0.6       0.8         (18.0)
                                ------    ------
          Total expenses         90.7      90.8           2.6
                                ------    ------
    Operating income              9.3       9.2           3.6
                                ======    ======
    Net income                    4.5       4.5           0.8
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

Results of Operations

   Net revenues for the first six months of fiscal 1999 increased $3.4 million, or 2.7%, and for the second quarter increased $1.8 million, or 2.7%, over the same periods in fiscal 1998. The publishing product net revenues for the first six months decreased $1.7 million, or 2.3%, and for the second quarter decreased $1.0 million, or 2.3%, compared to the prior year. The decreases for both periods were primarily due to the expiration of certain agreements whereby the Company acted as a distributor of publishing products. The Company does not plan to enter into any material distribution agreements in the near future. Net revenues from gift products for the first six months increased $5.1 million, or 10.7%, and for the second quarter increased $2.8 million, or 10.7%. The increases for both periods were primarily due to increased sales of a special selection of products, including scrapbooks, to mass merchandisers. The Company has in the past eighteen months reduced marketing of deeply discounted gift products to mass merchandisers. The current product offerings to mass merchandisers are consistent with the Gift Division's strategy to focus on higher margin product promotions. Price increases did not have a material effect on net revenues.

    The Company's cost of goods sold decreased for the first six months of fiscal 1999 by $347,000, or 0.5%, and for the second quarter by $909,000, or 2.4%, over the same periods in fiscal 1998 and, as a percentage of net revenues, decreased to 53.4% for the first six months of fiscal 1999 from 55.1% and for the second quarter to 52.7% from 55.5% in the comparable periods in fiscal 1998. The decrease in cost of goods sold, as a percentage of net revenues, for both periods resulted primarily from the expiration of certain distribution agreements referenced above. The cost to the Company for distributed products is greater than the cost for owned products.

   Selling, general and administrative expenses for the first six months of fiscal 1999 increased by $3.5 million, or 8.1%, and for the second quarter increased $2.8 million, or 13.3%, from the same periods in fiscal 1998. These expenses, expressed as a percentage of net revenues, increased to 36.7% for the first six months of fiscal 1999 versus 34.9% and for the second quarter to 34.5% from 31.2% in the same periods in fiscal 1998. These increases for both periods were primarily attributable to a decline in fees charged for operations services provided to the purchaser of the Company's music business, which was sold in January 1997. The fees for these services were credited to selling, general and administrative expenses and have declined as certain services were discontinued. The Company anticipates that all the services will be discontinued on or about December 31, 1998. In addition, to a lesser extent, the increases for the six months and second quarter were due to increased marketing costs in the Company's direct-to-consumer market. The Company believes that the selling, general and administrative expenses, as a percentage of revenues, for the full year of fiscal 1999 should be comparable to that for fiscal 1998.

    Interest  expense  for the first six months  of  fiscal  1999 increased  by  $60,000, or 1.9%, over the same period  in  fiscal
1998 due to increases in indebtedness incurred for repurchases of shares of common stock.

Liquidity and Capital Resources

    At September 30, 1998, the Company had $2.0 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At September 30, 1998, the Company had working capital of $129.6 million.

    On June 10, 1998, the Company announced its intention to repurchase up to three million shares of common stock and/or Class B common stock from time to time in the open market or through privately negotiated transactions. As of September 30, 1998, the Company had repurchased approximately 2.4 million shares of common stock in the open market at an aggregate cost to the Company of $32.6 million.

    Net cash used in operating activities was $16.8 million and $13.1 million for the first six months of fiscal 1999 and 1998, respectively. Cash used in operations during the first six months of fiscal 1999 was principally attributable to an increase in accounts receivable. Cash used in operations during the first six months of fiscal 1998 was principally attributable to the payment of income taxes and an increase in accounts receivable.

     During the first six months of fiscal 1999, capital expenditures totaled approximately $1.4 million. During the remainder of fiscal 1999, the Company anticipates capital expenditures of approximately $1.5 million primarily consisting of additional computer equipment and warehousing equipment.

   The Company's bank credit facilities are unsecured and consist of a $75 million credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The $75 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on December 13, 2002. The $10 million credit facility bears interest at the prime rate and matures on July 31, 2000. At September 30, 1998, the Company had $20.5 million outstanding under the Credit Agreements, and $64.5 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

     At   September   30,  1998,  the  Company  had   outstanding
approximately  $21.3 million of unsecured senior  notes  ("Senior
Notes").   The Senior Notes bear interest at rates from 6.68%  to
9.50% due through fiscal 2006.

   Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-total-capital ratios which are similarly calculated for each debt agreement. At September 30, 1998, the Company was in compliance with all covenants of these debt agreements, as amended.

    At September 30, 1998, the Company had outstanding $53.1 million of 5.75% convertible subordinated notes ("Convertible Subordinated Notes") due November 30, 1999. During the first six months of fiscal 1999, the Company purchased $1.9 million in principal amount of the Convertible Subordinated Notes. Subsequent to September 30, 1998, the Company purchased $13.2 million in principal amount of the Convertible Subordinated Notes. The Convertible Subordinated Notes presently are convertible into common stock at $17.00 per share and are redeemable at the Company's option currently at 101.64% of the principal amount, declining to 100.82% on November 30, 1998, and to 100% on November 30, 1999. This conversion would result in 3,124,118 and 2,350,235 additional shares outstanding as of September 30, 1998 and November 12, 1998, respectively.

     Management   believes  cash  generated  by  operations   and
borrowings  available  under  the  Credit  Agreements   will   be
sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 1999.

Year 2000 Conversion

   The Company has established a task force to coordinate the implementation of changes to computer systems and applications necessary to become year 2000 compliant with no material adverse effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. The Company believes that possible risks if compliance is not accomplished could include delays in receiving and/or shipping of products and in invoicing to and/or receiving payments from customers in the days immediately after January 1, 2000. The Company anticipates that, beginning in the third quarter of fiscal 1999, testing will commence for receipt of electronic orders, customer invoicing and other Company systems. The Company also is communicating with suppliers, customers, financial institutions and others with which it does business to determine the status of their being year 2000 compliant. The Company anticipates that its compliance tests will include electronic and other communications with a cross-section of its customers. The Company has also evaluated non-system issues, e.g. security, elevators, timekeeping, etc., relative to the year 2000. The Company expensed approximately
$220,000 in costs during the first six months of fiscal 1999 primarily for programmer costs and software upgrades related to becoming year 2000 compliant and expects to incur additional costs of $500,000 and $400,000 for the remainder of fiscal 1999 and for fiscal 2000, respectively. These costs are expected to include programmer costs for modification of software programs, costs for a testing site, software purchases and consulting fees and will be expensed as they are incurred.


                            PART II


Item  6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits required by Item 601 of Regulation S-K

         Exhibit
         Number
         -------
         4.1 - Fourth Amendment to Credit Agreement dated as of March 31, 1998, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt-Bankverein in New York.

         11   - Statement re Computation of Per Share Earnings

         27   - Financial Data Schedule

      (b) No Form 8-K was filed by the Company during the quarter ended September 30, 1998.



                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Thomas Nelson, Inc.
                                              (Registrant)

     November 13, 1998                  BY    Joe L. Powers
   -------------------------               ---------------------
                                              Joe L. Powers
                                         Executive Vice President
                                         (Principal Financial and
                                           Accounting Officer)


                      INDEX TO EXHIBITS


Exhibit
Number
-------
4.1 - Fourth Amendment to Credit Agreement dated as of March 31, 1998, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt-Bankverein in New York.

11  - Statement re Computation of Per Share Earnings

27  - Financial Data Schedule (for SEC purposes only)