Form 10-Q
period 1998-12-31
NELSON THOMAS INC
filed 1999-02-16
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549


                           FORM 10-Q


                           (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended December 31, 1998

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

      At February 10, 1999, the Registrant had outstanding
13,585,590 shares of Common Stock and 1,106,324 shares of Class B
Common Stock.


                              Part I

Item 1.  Financial Statements

                      THOMAS NELSON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                December 31,  March 31,     December 31,
                                   1998          1998          1997
                                ------------  -----------   -----------
                                (Unaudited)                 (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents    $   2,432    $  39,713     $  41,023
    Accounts receivable, less
      allowances of $9,617,
      $6,162 and $8,101
      respectively                  74,273       65,415        61,337
    Inventories                     74,017       70,590        66,219
    Prepaid expenses                12,607        8,177         7,437
    Deferred tax assets              3,276        3,276         8,310
                                 ----------   ----------    ----------
  Total current assets             166,605      187,171       184,326
  Property, plant and equipment     25,200       32,103        32,740
  Other assets                       9,450        9,843        10,062
  Deferred charges                   1,790        1,789         1,990
  Goodwill                          55,394       56,536        56,929
                                 ----------   ----------    ----------
TOTAL ASSETS                     $ 258,439    $ 287,442     $ 286,047
                                 ==========   ==========    ==========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
  Current liabilities:
    Accounts payable             $  15,372    $  16,701     $  11,366
    Accrued expenses                16,399       20,182        21,111
    Dividends payable                  588          685           685
    Income taxes currently
      payable                        4,371        4,286         8,023
    Current portion of long-
      term debt & capital
      lease obligations              4,914        3,975         3,257
                                 ----------   ----------    ----------
  Total current liabilities         41,644       45,829        44,442
  Long-term debt                    80,630       79,476        80,725
  Capital lease obligations            -             84           156
  Deferred tax liabilities           3,364        3,364         3,640
  Other liabilities                  1,953        2,293         2,663
  Shareholders' equity:
    Preferred stock, $1.00 par
      value, authorized
      1,000,000 shares; none
      issued                           -            -             -
    Common stock, $1.00 par
      value, authorized
      20,000,000 shares; issued
      13,585,590, 16,002,817
      and 16,002,817 shares,
      respectively                  13,585       16,003        16,003
    Class B common stock, $1.00
      par value, authorized
      5,000,000 shares; issued
      1,106,324, 1,111,924 and
      1,111,924 shares,
      respectively                   1,106        1,112         1,112
    Additional paid-in capital      47,920       79,057        79,057
    Retained earnings               68,237       60,224        58,249
                                 ----------   ----------    ----------
  Total shareholders' equity       130,848      156,396       154,421
                                 ----------   ----------    ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY          $ 258,439    $ 287,442     $ 286,047
                                 ==========   ==========    ==========

See Accompanying Notes


                      THOMAS NELSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                            Nine Months Ended      Three Months Ended
                               December 31,           December 31,
                             1998        1997         1998       1997
                           ----------  ---------    ---------- ----------
                          (Unaudited) (Unaudited)  (Unaudited) (Unaudited)

NET REVENUES               $ 193,023  $ 187,735     $  66,584  $  64,658

COST AND EXPENSES:
  Cost of goods sold         103,074    103,258        35,590     35,427
  Selling, general and
    administrative            68,783     63,447        22,353     20,497
  Amortization of
    goodwill and
    non-compete
    agreements                 1,234      1,433           417        437
                            ---------  ---------     ---------  ---------
      Total expenses         173,091    168,138        58,360     56,361
                            ---------  ---------     ---------  ---------
OPERATING INCOME              19,932     19,597         8,224      8,297

Other income                     369      1,085            47        277
Interest expense               4,752      4,568         1,672      1,483
                            ---------  ---------     ---------  ---------
Income before income taxes    15,549     16,114         6,599      7,091
Provision for income taxes     5,753      6,103         2,442      2,674
                            ---------  ---------     ---------  ---------
NET INCOME                 $   9,796  $  10,011     $   4,157   $  4,417
                           =========  =========     =========   =========

Weighted average number
  of shares outstanding:
    Basic                     15,497     17,112        14,725     17,112
                           =========  =========     =========   =========
    Diluted                   18,515     20,384        17,223     20,392
                           =========  =========     =========   =========

NET INCOME PER SHARE:
    Basic                  $    0.63  $    0.59     $    0.28  $    0.26
                           =========  =========     =========   =========
    Diluted                $    0.61  $    0.57     $    0.27  $    0.24
                           =========  =========     =========   =========

DIVIDENDS DECLARED
  PER SHARE                $    0.12  $    0.12     $    0.04  $    0.04
                           =========  =========     =========   =========

See Accompanying Notes



                        THOMAS NELSON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)

                                         Nine Months Ended December 31,
                                       ---------------------------------
                                               1998           1997
                                           ------------   --------------
                                            (Unaudited)    (Unaudited)
CASH FLOWS FROM CONTINUING OPERATING
  ACTIVITIES:
   Income from continuing operations        $  9,796       $ 10,011
   Adjustments to reconcile net
     income to net cash provided by
     (used in) operations:
        Depreciation and amortization          6,944          6,213
   Changes in assets and liabilities,
     net of acquisitions and disposals:
        Accounts receivable, net           (   8,858)         3,289
        Inventories                        (   3,427)         5,331
        Prepaid expenses                   (   4,430)         1,984
        Accounts payable and accrued
          expenses                         (   3,166)     (   7,184)
        Income taxes currently
          payable and deferred                    85      (  11,951)
                                           ---------      ----------
Net cash provided by (used in)
  continuing operations                    (   3,056)         7,693
                                           ---------      ----------
    Discontinued operations:
        Changes in discontinued assets     (   1,946)     (   1,959)
                                           ---------      ----------
Net cash used in discontinued operations   (   1,946)     (   1,959)
                                           ---------      ----------
Net cash provided by (used in) operating
  activities                               (   5,002)         5,734
                                           ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                   (   1,619)     (   2,938)
    Proceeds from sale of business and
      discontinued assets                      5,598            -
    Changes in other assets and deferred
      charges                              (   2,486)     (     803)
                                           ---------      ----------
Net cash provided by (used in) investing
  activities                                   1,493      (   3,741)
                                           ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line of credit           20,500           -
    Payments under capital lease
      obligation                           (     189)     (     256)
    Payments on long-term debt             (  18,302)     (   2,392)
    Dividends paid                         (   1,880)     (   2,052)
    Proceeds from issuance of common
      stock                                       93             14
    Common stock retired                   (  33,676)     (       4)
    Other financing activities             (     318)           249
                                           ---------      ----------
Net cash used in financing activities      (  33,772)     (   4,441)
                                           ---------      ----------
Net decrease in cash and cash equivalents  (  37,281)     (   2,448)
Cash and cash equivalents at beginning
  of period                                   39,713         43,471
                                           ---------      ----------
Cash and cash equivalents at end
  of period                                 $  2,432       $ 41,023
                                           =========      ==========

Supplemental disclosures of non-cash
  investing and financing activities:
     Dividends accrued and unpaid           $    588       $    685


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

    Segment Reporting: In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report financial and descriptive information about its reportable operating segments in annual financial statements and in interim financial reports issued to shareholders. The Company will start reporting under SFAS 131 beginning with its annual financial statements for fiscal year ending March 31, 1999.

Note C - Inventories

   Components of inventories consisted of the following (in thousands):


                        December 31,  March 31,  December 31,
                           1998         1998        1997
                        -----------   ---------  -----------
    Finished goods      $  62,376     $  54,503   $  54,031
    Raw materials
      and work in
      process              11,641        16,087      12,188
                        -----------   ---------   -----------
                        $  74,017     $  70,590   $  66,219
                        ===========   =========   ===========


Note D - Cash Dividend

   On May 21, 1998, the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend was paid August 17, 1998, to shareholders of record on August 3, 1998.

   On August 21, 1998, the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend was paid November 16, 1998, to shareholders of record on November 2, 1998.

   On November 19, 1998, the Company's board of directors declared a cash dividend of $0.04 per share of Common and Class B Common
Stock. The dividend is payable February 15, 1999, to shareholders of record on February 1, 1999.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                  Nine Months Ended        Fiscal
                                    December  31,       Year-to-Year
                                  -----------------       Increase
                                    1998      1997       (Decrease)
                                  -------   -------       --------
                                    (%)       (%)          (%)
    Net revenues:
      Publishing                    63.8     65.6            -
      Gift                          36.2     34.4           8.1
                                   ------   ------
        Total net revenues         100.0    100.0           2.8
                                   ------   ------
    Expenses:
      Cost of goods sold            53.4     55.0          (0.2)
      Selling, general and
       administrative               35.6     33.8           8.4
      Amortization of goodwill
       and non-compete agreements    0.7      0.8         (13.9)
                                   ------   ------
            Total expenses          89.7     89.6            -
                                   ------   ------
    Operating income                10.3     10.4           1.7
                                   ======   ======
    Net income                       5.1      5.3         ( 2.1)
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

Results of Operations

    Net revenues for the first nine months of fiscal 1999 increased $5.3 million, or 2.8%, and for the third quarter increased $1.9 million, or 3.0%, over the same periods in fiscal 1998. The publishing product net revenues for the first nine months were flat, and for the third quarter increased $1.8 million, or 3.7%, compared to the prior year. Both periods were affected by the absence of revenues from certain agreements which have expired, whereby the Company acted as a distributor of publishing products. The Company does not plan to enter into any material distribution agreements in the near future. The increase for the third quarter was primarily due to new product introductions. Net revenues from gift products for the first nine months increased $5.3 million, or 8.1%, and for the third quarter $0.1 million, or 0.8%. The increase for the nine months was primarily due to increased sales of a special selection of products, including scrapbooks, to mass merchandisers. The third quarter for gift product revenues has historically been lower than the remainder of the year. Price increases did not have a material effect on net revenues.

    The Company's cost of goods sold decreased for the first nine months of fiscal 1999 by $0.2 million, or 0.2%, and increased for the third quarter by $0.2 million, or 0.5%, over the same periods in fiscal 1998 and, as a percentage of net revenues, decreased to 53.4% for the first nine months of fiscal 1999 from 55.0% and for the third quarter to 53.5% from 54.8% in the comparable periods in fiscal 1998. The decrease in cost of goods sold, as a percentage of net revenues, for both periods resulted primarily from the expiration of certain distribution agreements referenced above. The cost to the Company for distributed products was greater than the cost for owned products. This decrease was also attributed to fewer sales of lower margin Bible-type publishing products and an increase in higher margin book-type products revenues.

    Selling, general and administrative expenses for the first nine months of fiscal 1999 increased by $5.3 million, or 8.4%, and for the third quarter increased $1.9 million, or 9.1%, from the same periods in fiscal 1998. These expenses, expressed as a percentage of net revenues, increased to 35.6% for the first nine months of fiscal 1999 versus 33.8% and for the third quarter to 33.6% from 31.7% in the same periods in fiscal 1998. These increases for both periods were primarily attributable to a decline in fees charged for operations services provided to the purchaser of the Company's music business, which was sold in January 1997. The fees for these services were credited to selling, general and administrative expenses and have declined as certain services were discontinued. All services have been discontinued as of December 31, 1998. In addition, to a lesser extent, the increases for the nine months and third fiscal quarter were due to increased marketing costs in the Company's direct-to-consumer market.

    Interest  expense for the first nine months  of  fiscal  1999 increased by $0.2 million, or 4.0%, over the same period in fiscal 1998 due to increases in indebtedness incurred for repurchases of shares of common stock.

Liquidity and Capital Resources

   At December 31, 1998, the Company had $2.4 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At December 31, 1998, the Company had working capital of $125.0 million.

    On June 10, 1998, the Company announced its intention to repurchase up to three million shares of common stock and/or Class B common stock from time to time in the open market or through privately negotiated transactions. As of December 31, 1998, the Company had repurchased approximately 2.4 million shares of common stock in the open market at an aggregate cost to the Company of $33.5 million.

   Net cash provided by (used in) operating activities was ($5.0) million and $5.7 million for the first nine months of fiscal 1999 and 1998, respectively. Cash used in operations during the first nine months of fiscal 1999 was principally attributable to an increase in accounts receivable, prepaid expenses and inven-tories. The increase in accounts receivable resulted primarily from revenues occurring later in this year's third quarter, as well as, a shift from selling directly to one major mass market account to a distributor with longer payment terms. The prepaid expenses increased due to an increase in the number or size of author advances. Inventory increased to improve stock levels of Bible-type products under a new availability policy and to provide sufficient stock of certain gift products during the transition from manufacturing to outsourcing these products after the Company's sale of manufacturing operations supporting the gift business.
Cash provided by operations during the first nine months of fiscal 1998 was principally attributable to income from continuing operations.

     During the first nine months of fiscal 1999, capital expenditures totaled approximately $1.6 million. During the remainder of fiscal 1999, the Company anticipates capital expenditures of approximately $1.0 million primarily consisting of computer equipment and warehousing equipment.

   The Company's bank credit facilities are unsecured and consist of a $100 million credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The $100 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to quarterly adjustments based on certain financial ratios. This credit facility was amended on November 30, 1998, to increase the aggregate amount available for borrowing from $75 million to $100 million and to extend the maturity from December 13, 2002 to December 13, 2005. (See Exhibit 4.1 filed herewith.) The $10 million credit facility bears interest at the prime rate and matures on July 31, 2000. At December 31, 1998, the Company had $20.5 million outstanding under the Credit Agreements, and $89.5 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

     At   December   31,  1998,  the  Company   had   outstanding
approximately  $21.3 million of unsecured senior  notes  ("Senior
Notes").   The Senior Notes bear interest at rates from 6.68%  to
9.50% due through fiscal 2006.

   Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-total-capital ratios which are similarly calculated for each debt agreement. At December 31, 1998, the Company was in compliance with all covenants of these debt agreements, as amended.

    At December 31, 1998, the Company had outstanding $39.9 million of 5.75% convertible subordinated notes ("Convertible
Subordinated  Notes") due November 30, 1999.   During  the  first
nine  months of fiscal 1999, the Company purchased $15.1  million
in  principal amount of the Convertible Subordinated  Notes.   On
January 7, 1999, the Company announced that it will redeem on March 1, 1999, all outstanding Convertible Subordinated Notes at a redemption price of $1,008.20 per $1,000 principal amount, together with accrued and unpaid interest. The Convertible Subordinated
Notes presently are convertible at the option of the holder into approximately 58 shares of the Company's common stock per $1,000 principal amount at the conversion price of $17.00 per share.

     Management   believes  cash  generated  by  operations   and
borrowings  available  under  the  Credit  Agreements   will   be
sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 1999.

Year 2000 Conversion

   The Company has established a task force to coordinate the assessment and implementation of changes to computer systems and applications necessary to become year 2000 compliant. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond with no material adverse effect on customers or disruption to business operations. The task force has also evaluated non-systems issues, e.g. security, elevators, timekeeping, etc., relative to the year 2000.

   In addition, the task force has been actively communicating with third parties concerning the status of their year 2000 readiness. These third parties include the Company's financial institutions, as well as selected customers, vendors, landlords and suppliers of telecommunication services and other utilities. As part of the process of evaluating its options and attempting to mitigate third party risks, the task force is collecting and analyzing information from these third parties.

   As of December 31, 1998, the Company has completed all programming revisions to its computer systems and has completed initial testing of its systems for receipt of electronic orders, customer invoicing and other processes for transactions dated in year 2000. The Company anticipates that further compliance tests will include electronic and other communications with appropriate customers. The Company has also engaged consultants to certify that specific systems are year 2000 compliant.

   The effect of year 2000 non-compliance on the business of the Company is difficult to predict. The Company believes that possible risks if compliance is not accomplished could include delays in receiving and/or shipping of products and in invoicing to and/or receiving payments from customers in the days immediately after January 1, 2000. At this time, the Company does not believe these risks will have a material adverse effect on the Company's results of operations, liquidity or financial condition.

  The Company expensed approximately $346,000 in costs during the first nine months of fiscal 1999, primarily for programmer costs and software upgrades related to becoming year 2000 compliant, and expects to incur additional costs of $200,000 and $400,000 for the remainder of fiscal 1999 and for fiscal 2000, respectively. These costs include internal programmer costs for modification of software programs, costs for a testing site, software purchases and consulting fees and will be expensed as they are incurred.

   The task force is currently developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan will include identifying alternate vendors and back-up processes that do not rely on computers, whenever possible. The Company expects to have the contingency plan completed during the fourth quarter of fiscal 1999 and to reevaluate this plan on a quarterly basis.

                            PART II


Item  6. Exhibits and Reports on Form 8-K.

         (a) Exhibits required by Item 601 of Regulation S-K

         Exhibit
         Number
         -------

           4.1 - Fifth Amendment to Credit Agreement dated as of December 17, 1998, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in
                  New York.

           11   - Statement re Computation of Per Share Earnings

           27   - Financial Data Schedule

           (b) No Form 8-K was filed by the Company during the quarter ended December 31, 1998.



                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Thomas Nelson, Inc.
                                           (Registrant)

     February 12, 1999                  BY    /s/  Joe L. Powers
-----------------------------              ----------------------
                                               Joe L. Powers
                                          Executive Vice President
                                          (Principal Financial and
                                             Accounting Officer)



                        INDEX TO EXHIBITS


Exhibit
Number
------

4.1 - Fifth Amendment to Credit Agreement dated as of December 17, 1998, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York.

11  - Statement re Computation of Per Share Earnings

27  - Financial Data Schedule (for SEC purposes only)