Form 10-K
period 1999-03-31
NELSON THOMAS INC
filed 1999-06-28
CIK 71023

=================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                       ----------------------

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended March 31, 1999

                   Commission file number 0-4095

                      ------------------------

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


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of June 25, 1999, the Registrant had outstanding 13,123,260 shares of common stock and 1,101,524 shares of Class B common stock. On such date the aggregate market value of shares of common stock and Class B common stock held by nonaffiliates was approximately $119.7 million. The market value calculation was determined using the closing sale price of the Registrant's common stock and Class B common stock on June 25, 1999, as reported on The New York Stock Exchange, and assumes that all shares beneficially held by executive officers and the directors of the Registrant and shares held in the Thomas Nelson Employee Stock Ownership Plan are shares owned by "affiliates," a status which each of such officers and directors individually disclaims.

  ============================================================


               DOCUMENTS INCORPORATED BY REFERENCE

                                    Documents from which portions
       Part of Form 10-K            are incorporated by reference
----------------------------        -----------------------------
PART I

           Business                 Page 28 of Annual Report to
                                      Shareholders for year ended
                                      March 31, 1999
PART II

 Item 5  - Market for Company's    Page 29 of Annual Report to
           Common Equity and          Shareholders for year ended
           Related Shareholder        March 31, 1999 (market price
           Matters                    and dividend information
                                      only)

 Item 6  - Selected Financial      Page 9 of Annual Report to
           Data                       Shareholders for year ended
                                      March 31, 1999

 Item 7  - Management's Dis-       Pages 10 to 13 of Annual Report
           cussion and Analysis       to Shareholders for year
           of Financial Condition     ended March 31, 1999
           and Results of
           Operations

 Item 7A - Quantitative and        Page 12 of Annual Report to
           Qualitative Dis-          Shareholders for year ended
           closures about            March 31, 1999
           Market Risk

 Item 8  - Financial Statements    Pages 14 to 28 of Annual Report
           and Supplementary         to Shareholders for year
           Data                      ended March 31, 1999

PART III

 Item 10 - Directors and Execu-    To be included in Company's
           tive Officers of the      Proxy Statement for the
           Company                   Annual Meeting of Share-
                                     holders to be held August
                                     19, 1999, to be filed
                                     with the Securities and
                                     Exchange Commission pursuant
                                     to Regulation 14A under the
                                     Securities Exchange Act of
                                     1934, as amended.

 Item 11 - Executive Compensation  To be included in Company's
                                     Proxy Statement for the
                                     Annual Meeting of Share-
                                     holders to be held August
                                     19, 1999, to be filed
                                     with the Securities and
                                     Exchange Commission pursuant
                                     to Regulation 14A under the
                                     Securities Exchange Act of
                                     1934, as amended.

 Item 12 - Security Ownership of   To be included in Company's
           Certain Beneficial        Proxy Statement for the
           Owners and Management     Annual Meeting of Share-
                                     holders to be held August
                                     19, 1999, to be filed
                                     with the Securities and
                                     Exchange Commission pursuant
                                     to Regulation 14A under the
                                     Securities Exchange Act of
                                     1934, as amended.

 Item 13 - Certain Relationships   To be included in Company's
           and Related Trans-        Proxy Statement for the
           actions                   Annual Meeting of Share-
                                     holders to be held August
                                     19, 1999, to be filed
                                     with the Securities and
                                     Exchange Commission pursuant
                                     to Regulation 14A under the
                                     Securities Exchange Act of
                                     1934, as amended.


                             PART I

Item 1.  Business

   Thomas  Nelson,  Inc. (the "Company") is a leading  publisher, producer and distributor of books emphasizing Christian, inspirational and family value themes, and believes it is the largest commercial publisher of the Bible in English language translations. The Company also designs and markets a broad line of gift and stationery products. The Company believes it is the largest publisher of Christian and inspirational books in the United States and is a major supplier of gift and stationery items.

   The Company, incorporated under the laws of the State of Tennessee in 1961, has grown significantly over the last five years through a combination of internal product development, expanded product distribution and acquisitions. In November 1992, the Company acquired Word, Incorporated, a leading producer and publisher of Christian music with complementary operations in Christian and inspirational book publishing. The Company also has enhanced its position in the gift products market and related distribution channels through the acquisition of The C.R. Gibson Company ("C.R. Gibson"), effective October 31, 1995. C.R. Gibson, based in Norwalk, Connecticut, is a leading designer and distributor of paper gift products, including baby and wedding memory books, stationery, scrapbooks, gift wrap and other products. In fiscal 1999, the Company decided to cease the manufacturing activities at C.R. Gibson. The products formerly produced at its manufacturing facilities will continue to be designed and distributed by the Company, but will be manufactured by outside vendors.

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

   The following table sets forth the net revenues (in thousands) and the percentage of total net revenues for each of the Company's principal product segments for the periods indicated:

                           Years Ended March 31,
             ----------------------------------------------------
                  1999              1998               1997
             ----------------------------------------------------
              Amount     %      Amount     %      Amount     %
             ----------------------------------------------------

  Publishing $168,325   64.3   $163,480   64.6   $153,317   63.0
  Gift         93,320   35.7     89,478   35.4     90,119   37.0
             ----------------------------------------------------
             $261,645  100.0   $252,958  100.0   $243,436  100.0
             ====================================================

Additional information regarding the Company's product segments is incorporated by reference to Note R on page 28 of Annual
Report to Shareholders for year ended March 31, 1999.

PUBLISHING

    The Company's book publishing division publishes and distributes hardcover and trade paperback books emphasizing Christian, inspirational and family value themes. The Company believes it is the largest publisher of Christian and inspirational books in the United States. Books are published by the Company under several imprints including Thomas Nelson, Word,
J. Countryman(R) and Tommy Nelson(TM), and consist generally of inspirational, trade, gift, children's and reference books emphasizing Christian and family value themes. The Company distributes books primarily through Christian bookstores, general bookstores, mass merchandisers and direct sales to consumers. The Company also distributes books published by other companies to complement their marketing and distribution capabilities. In fiscal 1999, publishing net revenues realized from the distribution of books published by other companies was immaterial.

   In fiscal 1999, 1998 and 1997, the Company released over 200 new book titles annually. The Company publishes some of the most well-known communicators in the Christian and inspirational field, including James Dobson, Billy Graham, John Hagee, Barbara Johnson, Ann Graham Lotz, Max Lucado, John MacArthur, John Maxwell, Frank Peretti, Robert Schuller, Gary Smalley, Charles Stanley and Charles Swindoll. The Company also publishes books emphasizing positive and inspirational themes by famous athletes and celebrities, such as Evander Holyfield, artist Thomas Kinkade, Bill McCartney, Nolan Ryan, Deion Sanders, Reggie White and Zig Ziglar. In addition, the Company maintains a backlist of approximately 1,100 titles which provide a stable base of recurring revenues as many popular titles continue to generate significant sales from year to year. Backlist titles accounted for approximately 42% of the book division's net revenues in fiscal 1999. Authors and titles are supported through the use of radio, television, cooperative advertising, author appearances, in-store promotions, print advertising and other means.

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

   Virtually all Bibles and Bible products currently published in the United States are based on one of 13 major translations. Of these 13 translations, 12 are protected by copyright laws which grant the copyright owner the exclusive right, for a limited term, to control the publication of such translation. The Company publishes Bibles and Bible products based on nine of the 13 major translations, of which four are exclusive to the Company as a result of copyright ownership or licensing arrangements. See "Copyrights and Royalty Agreements." Approximately 71% of the Company's net revenues from Bible publishing in fiscal 1999 were generated through sales of its proprietary Bible products.

    The   following  table  sets  forth  the  nine  major   Bible
translations currently published by the Company:

                                      Date First    Proprietary
    Translation                       Published    to the Company
    -----------                       ----------   --------------

King James Version (KJV)                 1611            No
New American Bible (NAB)                 1970            No
New American Standard Bible (NAS)        1972            No
Today's English Version (TEV)            1976           Yes
New King James Version (NKJV)            1982           Yes
New Century Version (NCV)                1984           Yes
New Revised Standard Version (NRSV)      1990            No
Contemporary English Version (CEV)       1995           Yes
New Living Translation (NLT)             1996            No


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

   Electronic Bibles and biblical reference books are published under the Nelson Electronic Publishing imprint. These products include electronic collections centered on Bible study; electronic libraries featuring well-known authors, such as Jack Hayford, John MacArthur, John Maxwell and Charles Stanley; and
software for preparing Bible study lessons. The Company has achieved a leadership position in the industry with its electronic publications, and is aggressively pursuing new digital formats of publication and distribution as they develop, such as the Internet, and emerging portable book technologies.

   The Company continually seeks to expand its Bible product line by developing or aiding in the development of new translations and editions and seeking new publishing opportunities. The Company also continually makes editorial, design and other changes to its existing line of Bibles and other Bible products in an effort to increase their marketability. The Company currently publishes over 1,100 different Bibles and biblical reference products such as commentaries, study guides and other popular Bible help texts. Styles range from inexpensive paperbacks to deluxe leather-bound Bibles to CD-Rom. Different editions of a particular Bible translation are created by incorporating extra material, such as study helps, concordances, indices and Bible outlines, or artwork, into the biblical text. These editions (which are generally proprietary to the Company regardless of whether or not the Company holds proprietary rights to the underlying Bible translation) are targeted to the general market or positioned for sale to specific market segments.

GIFT

   The  Company's gift division more than doubled in size  during fiscal 1996 through the acquisition of C.R. Gibson and nearly doubled in size again during fiscal 1997. In fiscal 1998, gift revenues declined slightly due to a change in product focus away from the mass merchandisers stationery category. In fiscal 1999, the increase in gift revenues was primarily due to the increased sales of a special selection of products, including scrapbooks, to mass merchandisers. Current product lines offered by the Company include journals and gift books, photo albums, baby and wedding memory books, scrapbooks, kitchen accessories and stationery.

  Products are marketed under the C.R. Gibson(R), Creative Papers(R), C.R. Gibson(R) Kids Kollection(TM), Toccata(R), Tomorrow's Treasures(TM), Stepping Stones(TM) and Inspirations(R) brand names, the latter of which incorporates Christian and inspirational text or themes. Certain product lines are marketed as collections, with each collection including a variety of products featuring a common design or theme. Designs include original artwork designed in-house, as well as artwork licensed from artists or design groups such as Dena, Beatrix Potter, Carter's Infant Apparel, Echo and Warner Brothers.

    The  Company  believes  the  gift  division  has  significant opportunities for growth as a result of the range of complementary gift categories not currently offered and the breadth of the Company's existing and potential distribution channels. In addition to its product lines, the C.R. Gibson acquisition provided the Company access to both a dedicated sales force experienced in marketing to the general gift, department and specialty stores and C.R. Gibson's distribution facilities.

MARKETING, DISTRIBUTION AND PRODUCTION

  The principal market channels through which the Company markets its products domestically are Christian bookstores, which are primarily independently owned; general bookstores, including national chains such as Barnes & Noble and Borders; specialty gift and department stores, such as SteinMart and May Company; mass merchandisers such as Target, K-Mart, Wal-Mart and Sam's Wholesale Club; and directly to consumers through direct mail, telemarketing and the Internet. The Company services these market channels through its sales force and through wholesalers or jobbers servicing bookstores, gift stores, other retail outlets and libraries. In addition, the Company sells certain of its products for promotional purposes and sells specially designed or imprinted products to certain customers.

   The Company's direct marketing operations sell publishing products directly to approximately 100,000 customers consisting of churches, other religious organizations, pastors and other individuals by direct mail and telemarketing. Retail sales also are made during the summer months on a door-to-door, cash sales basis through a student sales organization operated by the Company.

   As of March 31, 1999, the Company employed a sales force of approximately 190 people and maintained 24-hour-a-day telemarketing capability. These employees service over 55,000 retail accounts and 100,000 church related accounts. Customer orders are usually shipped through a variety of common carriers, as well as by UPS, RPS and parcel post. No single customer accounted for more than 10% of net revenues during fiscal 1999.

   The Company contracts with a number of foreign publishers to translate the Company's English titles into foreign languages.
The Company typically retains ownership rights to the titles translated.

   The Company distributes its products internationally in South America, Europe, Australia, New Zealand, South Africa, the Far East, Mexico and Canada. In fiscal 1999, the Company's export operations accounted for approximately $22.9 million, or 9%, of the Company's total net revenues.

  Substantially all of the Company's products are manufactured by domestic and foreign commercial printers, binders and manufacturers which are selected on the basis of competitive bids. The Company may contract separately for paper and certain other supplies used by its manufacturers.

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

COMPETITION

   The Company believes that it is the largest publisher of Christian and inspirational books, the largest commercial publisher of Bibles in English language translations and a major designer of gift and stationery items. The publishing and gift divisions each compete with numerous other companies that publish and distribute Christian and inspirational books or design and distribute gift products, many of which have significantly longer operating histories and larger revenue bases than the Company and certain of which are tax-exempt organizations. While the Company's prices are comparable to those of its competitors, the Company believes that its breadth of product line, established market channels, established sales forces and customer service give it a competitive advantage.

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

   The Company's gift division has many competitors with respect to certain of its product lines, but the Company believes there are few competitors who distribute all of the Company's gift product lines. The gift division also competes with numerous religious publishers and suppliers, including tax-exempt church-owned organizations, in connection with the sale of its church supply products, and with numerous large and small companies in the sale of stationery products, gift wrap and paper tableware.

EMPLOYEES

   As of March 31, 1999, the Company employed approximately 1,130 persons. In connection with the recently announced restructuring at C.R. Gibson, the Company's total employees will be reduced by approximately 300 persons. The Company has not suffered any work stoppages as a result of labor disputes in recent years and considers relations with its employees to be good.

MANAGEMENT

   Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Following is certain information regarding the executive officers of the
Company:


       Name             Age     Position with the Company
     --------          -----    -------------------------

   Sam Moore            69      Chairman of the
                                  Board, Chief Executive
                                  Officer, President
                                  and Director
   S. Joseph Moore      36      Executive Vice President
                                  and Director; President,
                                  Thomas Nelson Gift
                                  Division
   Joe L. Powers        53      Executive Vice President
                                  and Secretary
   Ray Capp             46      Senior Vice President,
                                  Operations
   Charles Z. Moore     65      Senior Vice President
   Vance Lawson         40      Vice President, Finance
   Phyllis E. Williams  51      Treasurer
   Eric Heyden          45      Vice President and
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

  Charles Z. Moore has been a Vice President of the Company since
1983  and  was appointed Senior Vice President in 1986.   Charles
Moore  is  the  brother of Sam Moore and the uncle of  S.  Joseph
Moore.

   Vance  Lawson  has  been the Vice President,  Finance  of  the
Company  since  1993.   Mr.  Lawson  was  formerly  Senior   Vice
President of Finance and Operations at Word since 1988.

  Phyllis E. Williams has been the Treasurer of the Company since
1992.   Mrs.  Williams was previously Controller for the  Company
since 1988.

   Eric Heyden has been the Vice President and General Counsel of the Company since 1998, Vice President and Deputy General Counsel of the Company since 1997 and Assistant General Counsel of the Company since 1995. Mr. Heyden was previously Vice President and General Counsel with Knoedler Publishing, Inc. from 1985 to 1995.


Item 2.  Properties

   The Company's executive, editorial, sales and production offices are primarily located at its corporate headquarters at 501 Nelson Place in Nashville, Tennessee. These facilities are housed in a 74,000 square foot building completed in 1981, which is owned by the Company subject to a mortgage securing a debt with an outstanding balance at March 31, 1999 of $1,525,000.

   The Company's major warehouse facilities for its publishing division are located in a building containing approximately 215,000 square feet adjacent to its corporate headquarters in Nashville, Tennessee. This building, which was completed in fiscal 1978, is owned by the Company. An addition to the warehouse and distribution center of approximately 120,000 square feet was completed during fiscal 1993. This addition was financed by a $5,000,000 construction and term loan secured by a mortgage with an outstanding balance of $1,667,000 at March 31, 1999. The Company maintains offices and other warehousing facilities for its gift division in Beacon Falls, Guilford and Norwalk, Connecticut (of approximately 112,000, 74,000 and 147,000 square feet, respectively) which are owned by the Company. The Company anticipates selling its Norwalk facilities during fiscal 2000 due to the restructuring at C.R. Gibson.

  The Company leases properties as described below:

                                       Square     Annual     Lease
  Location         Use/Segment          Feet       Rent    Expiration
---------------------------------------------------------------------

Miami, FL       Editorial office/
                  publishing            1,400    $ 26,340    08/2000
Atlanta, GA     Editorial office/
                  publishing              800    $ 11,900    10/1999
Carmel, IN      Retail store/gift      12,500    $ 79,300    09/1999
Clifton, NJ     Manufacturing/gift     11,000    $ 46,800    10/2001
Nashville, TN   Creative and sales
                  office/publishing
                  and gift             37,400    $642,700    11/2001
Nashville, TN   Creative office/
                  publishing           13,700    $250,600    09/2000
Nashville, TN   Warehousing/
                  publishing           84,700    $273,300    11/2002
Nashville, TN   Warehousing/
                  publishing           84,700    $306,900    12/2005
Norwalk, CT     Warehousing/gift       32,000    $144,000    07/1999
Shelton, CT     Warehousing/gift      152,000    $612,500    03/2000
Ontario         Warehousing and
  (Canada)        office/gift          25,700    $151,000    08/2003


    All building improvements on the properties are brick veneer, metal or block construction and are considered adequate and suitable by the Company for the purposes for which they are used.

    The Company's machinery and equipment are located in Nashville, Tennessee and Guilford and Norwalk, Connecticut and consist pri-marily of computer equipment, warehousing and shipping racks, conveyors and other material handling equipment located at the various warehousing facilities and office equipment. Such machinery and equipment are in good repair and adequate for the Company's present operations. All such equipment, other than a portion of the computer equipment that is leased under capital leases, is owned by the Company.

     The Company's physical properties are operated at approximate capacity. Additional personnel are employed as required.


Item 3.  Legal Proceedings

    The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its busi-ness. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

    The Company did not submit any matter to a vote of its security holders during the last quarter of its fiscal year ended March 31, 1999.


                             PART II

Item 5.  Market for the Company's Common Equity and Related
         Shareholder Matters

  Incorporated by reference to the Annual Report to Share-holders for the year ended March 31, 1999 (the "Annual Report").

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

Item 8.  Financial Statements and Supplementary Data

  Incorporated by reference to the Annual Report. Includes selected unaudited quarterly financial data for the years ended
March 31, 1999 and 1998.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

  None.

                            PART III

Item 10.  Directors and Executive Officers of the Company

  Information regarding the directors of the Company and com-pliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 19, 1999 (the "Proxy Statement"), to be filed within 120 days of March 31, 1999 with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Exchange Act. Information regarding the Company's executive officers is contained in Part 1, Item 1 herein.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)  Documents filed as part of Report

  1. Financial Statements

     The following consolidated financial statements of the Company included in the Annual Report are incorporated herein by reference as set forth in Part II, Item 8:

       Statements of operations--years ended March 31, 1999,
          1998 and 1997
       Balance sheets--March 31, 1999 and 1998
       Statements of shareholders' equity--years ended March 31,
          1999, 1998 and 1997
       Statements of cash flow--years ended March 31, 1999, 1998
          and 1997
       Notes to consolidated financial statements
       Report of Arthur Andersen LLP, Independent Public Accountants

  2. Financial Statement Schedules

     The following consolidated financial statement schedules are included herein:

                                                            Page
                                                            ----
     Report of Arthur Andersen LLP, Independent
        Public Accountants . . . . . . . . . . . . . . . .   17
     Schedule VIII -- Valuation and Qualifying Accounts
        and Reserves . . . . . . . . . . . . . . . . . . .   18

     Schedules not listed above have been omitted because they are not required, are inapplicable or the required information has been given in the financial statements or notes thereto.

  3. Exhibits

     The following exhibits are included herein or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit
Number
------

 3.1 -- Thomas Nelson, Inc. Amended and Restated Charter (filed as
        Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)

 3.2 -- Thomas Nelson, Inc. Amended Bylaws

 4.1 -- Loan Agreement dated May 18, 1990, between the Company and The Industrial Development Board of The Metropolitan Govern-ment of Nashville and Davidson County (filed as Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

 4.2 -- Promissory Note dated May 18, 1990, of the Company payable to The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (filed as
        Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

 4.3 -- Deed of Trust and Security Agreement dated May 18, 1990, from the Company to SunTrust Bank, Nashville, N.A. (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)

 4.4 -- Construction and Term Loan Agreement dated March 31, 1992, between the Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992 and incor-porated herein by reference)

 4.5 -- Promissory Note dated March 31, 1992, of the Company payable to SunTrust Bank, Nashville, N.A. (filed as Exhibit
        4.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)

 4.6 -- Deed of Trust and Security Agreement dated March 31, 1992, from the Company to SunTrust Bank, Nashville, N.A. (filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference)

 4.7 -- Amended and Restated Credit Agreement dated as of December 13, 1995, and as amended January 3, 1996, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit 4.1 to the Company's Form
        10-Q for the quarter ended December 31, 1995 and incor-porated herein by reference)

 4.8 -- June 1996 Amendment and Waiver with Respect to Amended and Restated Credit Agreement Dated as of December 13, 1995, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit
        4.12 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

 4.9 -- Second Amendment to Credit Agreement dated as of November 15, 1996, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A.
        in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 6, 1997 and incorporated herein by reference)

 4.10-- Third Amendment to Credit Agreement dated as of January
        7, 1997, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated January 6, 1997 and incorporated herein by reference)

 4.11-- Fourth Amendment to Credit Agreement dated as of March
        31, 1998, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated September 30, 1998 and incorporated herein by reference)

 4.12-- Fifth Amendment to Credit Agreement dated as of November
        30, 1998, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein in New York) (filed as Exhibit 4.1 to the Company's Form 10-Q dated December 31, 1998 and incorporated herein by reference)

 4.13-- Note Purchase Agreement dated January 3, 1996, among the
        Company and Metropolitan Life Insurance Company (filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference)

 4.14-- Letter Amendment No. 1 dated June 28, 1996, to Note
        Purchase Agreement dated January 3, 1996, among the Company and Metropolitan Life Insurance Company and related waiver, dated as of March 31, 1996 (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

 4.15-- Assumption and Amendment Agreement dated as of May 30,
        1996, and as amended June 28, 1996, between the Company and Metropolitan Life Insurance Company (filed as Exhibit
        4.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

 4.16-- Loan Agreement dated as of September 21, 1989 between C.R.
        Gibson and Metropolitan Life Insurance Company (filed by C.R. Gibson as Exhibit 4(c) to The C.R. Gibson Company's Registration Statement on Form S-2 (No. 33-43644) dated November 4, 1991 and incorporated herein by reference)

 4.17-- Loan Agreement dated as of June 23, 1994 between C.R.
        Gibson and Metropolitan Life Insurance Company (filed by C.R. Gibson (Commission File No. 0-4855) as Exhibit 4(b) to C.R. Gibson's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 14, 1995 and incorporated herein by reference)

10.1 -- Thomas Nelson, Inc. Amended and Restated 1990 Deferred Compensation Option Plan for Outside Directors (filed as
        Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 33-80086) dated June 13, 1994 and incor-porated herein by reference)*

10.2 -- Thomas Nelson, Inc. Amended and Restated 1992 Employee Stock Incentive Plan (filed as Exhibit 4.6 to the Company's Proxy Statement dated July 26, 1995, for the Annual Meeting of Shareholders held on August 24, 1995 and incorporated herein by reference)*

10.3 -- Severance Agreement dated as of May 17, 1991, between the Company and Sam Moore (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)*

10.4 -- Employment Agreement dated as of May 13, 1996, between the Company and Sam Moore (filed as Exhibit 10.7 to the
        Company's Annual Report on Form 10-K for the year ended
        March 31, 1996 and incorporated herein by reference)*

10.5 -- Employment Agreement dated as of May 10, 1996, between the Company and S. Joseph Moore (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.6 -- Employment Agreement dated as of May 10, 1996, between the Company and Joe L. Powers (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.7 -- Employment Agreement dated as of May 13, 1996, between the Company and Charles Z. Moore (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.8 -- Employment Agreement dated as of December 22, 1994, between the Company and Raymond T. Capp (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference)*

10.9 -- Employment Agreement dated as of June 23, 1993, between the Company and Vance Lawson (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference)*

10.10-- Employment Agreement dated as of July 10, 1995, between the Company and Eric Heyden (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 and incorporated herein by reference)*

10.11-- Asset Purchase Agreement, dated as of November 21, 1996 by and among the Company, Word, Incorporated and Word Direct Partners, L.P. as Sellers and Gaylord Entertainment Company as Buyer (filed as Exhibit 2.1 to the Company's Form 8-K dated January 6, 1997 and incorporated herein by reference)

10.12-- Amendment No. 1 to the Asset Purchase Agreement dated as of
        January 6, 1997, by and among the Company, Word, Incor-porated and Word Direct Partners, L.P. as Sellers and Gaylord Entertainment Company as Buyer (filed as Exhibit
        2.2 to the Company's Form 8-K dated January 6, 1997 and incorporated herein by reference)

10.13-- Asset Purchase Agreement dated as of January 6, 1997, by and between Nelson Word Limited and Word Entertainment Limited (filed as Exhibit 2.3 to the Company's Form 8-K dated January 6, 1997 and incorporated herein by reference)

10.14-- Subsidiary Asset Purchase Agreement executed on January 6,
        1997, and dated as of November 21, 1996, between Word Communications, Ltd. and Word Entertainment (Canada), Inc. (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K dated January 6, 1997 and incorporated herein by reference)

11   -- Statement re Computation of Per Share Earnings

13   -- Thomas Nelson, Inc. Annual Report to Shareholders for the
        year ended March 31, 1999 (to the extent of portions specifically incorporated by reference)

21   -- Subsidiaries of the Company

23   -- Consent of Independent Public Accountants

27   -- Financial Data Schedule (for SEC use only)

------------------
      *Management contract or compensatory plan or arrangement.


(b)   Reports on Form 8-K

      A Current Report on Form 8-K dated January 8, 1999 (the "Form 8-K"), was filed by the Company on January 8, 1999. The Form 8-K contained information pursuant to Item 5 thereunder relating to a press release describing the Company's redemption of its 5 3/4% Convertible Subordinated Notes due 1999.


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

                              Date:  June 28, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


       Signature                  Title                Date
-----------------------------------------------------------------

 /s/  Sam Moore           Chairman of the Board     June 28, 1999
-----------------------     of Directors, Chief
 Sam Moore                  Executive Officer and
                            President (Principal
                            Executive Officer)

 /s/ S. Joseph Moore      Executive Vice President  June 28, 1999
-----------------------     and Director
 S. Joseph Moore


 /s/  Joe L. Powers       Executive Vice President  June 28, 1999
-----------------------     and Secretary (Prin-
 Joe L. Powers              cipal Financial and
                            Accounting Officer)

 /s/ Brownlee O.
     Currey, Jr.          Director                  June 28, 1999
-----------------------
 Brownlee O. Currey, Jr.


 /s/ W. Lipscomb
     Davis, Jr.           Director                  June 28, 1999
-----------------------
 W. Lipscomb Davis, Jr.


 /s/ Robert J. Niebel     Director                  June 28, 1999
-----------------------
 Robert J. Niebel


 /s/ Millard V. Oakley    Director                  June 28, 1999
-----------------------
 Millard V. Oakley


 /s/ Joe M. Rodgers       Director                  June 28, 1999
-----------------------
 Joe M. Rodgers


 /s/ Andrew Young         Director                  June 28, 1999
-----------------------
 Andrew Young



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Thomas Nelson, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thomas Nelson's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 4, 1999. Our audit was made for the purpose of forming an opinion on those consolidated statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements.
These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                        /s/ Arthur Andersen LLP


Nashville, Tennessee
June 4, 1999





                      THOMAS NELSON, INC. AND SUBSIDIARIES

                                  SCHEDULE VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

============================================================================
                            March 31, 1999   March 31, 1998   March 31, 1997
                            ------------------------------------------------
Reserve for Sales
  Returns:
     Balance at beginning
       of period             $ 3,934,000      $  4,773,000     $ 4,355,000
     Additions:
     1.  Charged to costs
         and expenses            910,000              -            418,000
     2.  Charged to other
         accounts                   -                 -               -
     Deductions: charge-offs        -              839,000            -
                            ------------------------------------------------
    Balance at end of
      period                 $ 4,844,000      $  3,934,000     $ 4,773,000
                            ================================================
Reserve for Doubtful
  Accounts:
     Balance at beginning
       of period             $ 2,228,000      $  2,227,000     $ 2,714,000
     Additions:
     1.  Charged to costs
         and expenses          2,027,000         1,778,000       2,794,000
     2.  Charged to other
         accounts                   -                 -               -
     Deductions: charge-offs   2,117,000         1,777,000       3,281,000
                            ------------------------------------------------
     Balance at end of
       period                $ 2,138,000      $  2,228,000     $ 2,227,000
                            ================================================
Discontinued Operations:
     Balance at beginning
       of period             $ 5,197,000      $  9,101,000     $ 4,381,000
     Additions:
     1.  Charged to costs
         and expenses               -                 -         12,266,000
     2.  Charged to other
         accounts                   -                 -               -
     Deductions: charge-offs   2,492,000         3,904,000       7,546,000
                            ------------------------------------------------
     Balance at end of
       period                $ 2,705,000      $  5,197,000     $ 9,101,000
                            ================================================
Restructuring:
     Balance at beginning
       of period             $      -         $       -        $      -
     Additions:
     1.  Charged to costs
         and expenses          4,666,000              -               -
     2.  Charged to other
         accounts                   -                 -               -
     Deductions: charge-offs   1,599,000              -               -
                            ------------------------------------------------
    Balance at end of
        period               $ 3,067,000      $       -        $      -
                            ================================================



                       INDEX TO EXHIBITS



Exhibit
Number
-------

3.2   --  Thomas Nelson, Inc. Amended Bylaws

11    --  Statement re Computation of Per Share Earnings

13    --  Thomas Nelson, Inc. Annual Report to Shareholders for
          the year ended March 31, 1999 (to the extent of portions specifically incorporated by reference)

21    --  Subsidiaries of the Company

23    --  Consent of Independent Public Accountants

27    --  Financial Data Schedule (for SEC purposes only)