Form 10-Q
period 1999-06-30
NELSON THOMAS INC
filed 1999-08-13
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549


                           FORM 10-Q


                           (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1999

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

    At August 11, 1999, the Registrant had outstanding 13,129,104 shares of Common Stock and 1,096,724 shares of Class B Common
Stock.


                             Part I

Item 1.  Financial Statements

                       THOMAS NELSON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                                 June 30,     March 31,      June 30,
                                   1999          1999          1998
                                -----------   -----------   -----------
                                (Unaudited)                 (Unaudited)
ASSETS
  Current assets
    Cash and cash equivalents    $    940     $     609     $   1,721
    Accounts receivable, less
      allowances of $5,908,
      $6,982 and $5,030,
      respectively                 73,658        77,298        58,854
    Inventories                    71,070        65,805        76,522
    Prepaid expenses               13,370        12,656         9,864
    Deferred tax assets             6,715         6,715         3,276
                                -----------   -----------   -----------
  Total current assets            165,753       163,083       150,237
  Property, plant and
    equipment, net                 25,645        25,557        31,372
  Other assets                      9,359        10,260        10,941
  Deferred charges                  1,193         1,421         1,628
  Goodwill                         58,515        55,009        56,141
                                -----------   -----------   -----------
TOTAL ASSETS                     $260,465     $ 255,330     $ 250,319
                                ===========   ===========   ===========

LIABILITIES AND
 SHAREHOLDERS' EQUITY
  Current liabilities
    Accounts payable             $ 16,513     $  16,355     $  13,951
    Accrued expenses               14,548        19,720        16,234
    Dividends payable                 569           576           612
    Income taxes currently
      payable                         276         2,793         1,013
    Current portion of long-
      term debt & capital
      lease obligations             4,787         4,845         3,941
                                -----------   -----------   -----------
  Total current liabilities        36,693        44,289        35,751
  Long-term debt                   93,024        79,542        77,863
  Capital lease obligations           -             -              19
  Deferred tax liabilities          4,432         4,432         3,363
  Other liabilities                 1,505         1,418         1,149
  Shareholders' equity
    Preferred stock, $1.00 par
      value, authorized 1,000,000
      shares; none issued             -             -             -
    Common stock, $1.00 par
      value, authorized 20,000,000
      shares; issued 13,123,260,
      13,286,860 and 14,192,829
      shares, respectively         13,123        13,287        14,193
    Class B common stock, $1.00
      par value, authorized
      5,000,000 shares; issued
      1,101,524, 1,103,524 and
      1,111,924 shares,
      respectively                  1,102         1,104         1,112
    Additional paid-in capital     43,054        44,537        56,001
    Retained earnings              67,532        66,721        60,868
                                -----------   -----------   -----------
  Total shareholders' equity      124,811       125,649       132,174
                                -----------   -----------   -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY           $260,465     $ 255,330     $ 250,319
                                ===========   ===========   ===========
See Accompanying Notes


                  THOMAS NELSON, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per share data)

                                            Three Months Ended
                                                  June 30,
                                            1999            1998
                                         -----------    ------------
                                         (Unaudited)    (Unaudited)
NET REVENUES                             $  59,116      $ 55,994

COST AND EXPENSES:
  Cost of goods sold                        33,283        30,334
  Selling, general and administrative       21,779        22,156
  Amortization of goodwill and
    non-compete agreements                     383           408
                                         -----------    ------------
      Total expenses                        55,445        52,898
                                         -----------    ------------
OPERATING INCOME                             3,671         3,096

Other income                                    22           387
Interest expense                             1,520         1,490
                                         -----------    ------------
Income before income taxes                   2,173         1,993
Provision for income taxes                     793           737
                                         -----------    ------------
NET INCOME                               $   1,380      $  1,256
                                         ===========    ============

Weighted average number
  of shares outstanding:
    Basic                                   14,279        16,726
                                         ===========    ============
    Diluted                                 14,285        19,991
                                         ===========    ============

NET INCOME PER SHARE:
    Basic                                $    0.10      $   0.08
                                         ===========    ============
    Diluted                              $    0.10      $   0.08
                                         ===========    ============

DIVIDENDS DECLARED PER SHARE             $    0.04      $   0.04
                                         ===========    ============
See Accompanying Notes


                       THOMAS NELSON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)

                                         Three Months Ended June 30,
                                         ---------------------------
                                             1999           1998
                                         ------------   ------------
                                         (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $ 1,380        $ 1,256
  Adjustments to reconcile net income
    to net cash used in operations:
       Depreciation and amortization        1,975          1,952
  Changes in assets and liabilities,
    net of acquisitions and disposals:
       Accounts receivable, net             4,672          6,561
       Inventories                       (  2,912)      (  5,932)
       Prepaid expenses                  (    496)      (  1,687)
       Accounts payable and accrued
         expenses                        (  6,520)      (  7,097)
       Income taxes currently payable
         and deferred                    (  2,517)      (  3,273)
                                         ------------   ------------
Net cash used in continuing operations   (  4,418)      (  8,220)
                                         ------------   ------------
  Discontinued operations:
       Changes in discontinued assets           2       (    687)
       Cash provided by discontinued
         operations                            50            -
                                         ------------   ------------
Net cash provided by (used in)
  discontinued operations                      52       (    687)
                                         ------------   ------------
Net cash used in operating activities    (  4,366)      (  8,907)
                                         ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   (    337)      (    341)
  Proceeds from sale of fixed assets          157            -
  Purchase of net assets of acquired
    companies - net of cash received     (  6,151)           -
  Changes in other assets and deferred
    charges                                   317       (  1,422)
                                         ------------   ------------
Net cash used in investing activities    (  6,014)      (  1,763)
                                         ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit          13,581            -
  Payments on capital lease obligations  (      5)      (     65)
  Payments on long-term debt             (    727)      (  1,650)
  Dividends paid                         (    576)      (    684)
  Proceeds from issuance of common stock      -                1
  Common stock repurchased and retired   (  1,649)      ( 24,889)
  Other financing activities                   87       (     35)
                                         ------------   ------------
Net cash provided by (used in)
  financing activities                     10,711       ( 27,322)
                                         ------------   ------------
Net increase (decrease) in cash and
  cash equivalents                            331       ( 37,992)
Cash and cash equivalents at beginning
  of period                                   609         39,713
                                         ------------   ------------
Cash and cash equivalents at end
  of period                               $   940        $ 1,721
                                         ============   ============
Supplemental disclosures of non-cash
  investing and financing activities:
    Dividends accrued and unpaid          $   569        $   612



              THOMAS NELSON, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 1999.

     The balance sheet and related information in these notes as of March 31, 1999, have been taken from the audited consolidated financial statements as of that date. Certain reclassifications have been made to conform presentation of the fiscal 1999 financial statements with fiscal 2000 presentation.

Note B - New Pronouncements

     Reporting on the Costs of Start-Up Activities: Effective April 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities and organization costs, as defined, to be expensed as incurred. The adoption of this pronouncement has not had a material impact on the Company's results of operations, financial condition or cash flows.

Note C - Inventories

     Components of inventories consisted of the following (in thousands):

                           June 30,    March 31,   June 30,
                             1999        1999        1998
                          ----------- ----------  ----------
    Finished goods        $  64,705   $  56,610   $  62,231
    Raw materials and
      work in process         6,365       9,195      14,291
                          ----------- ----------  ----------
                          $  71,070   $  65,805   $  76,522
                          =========== ==========  ==========

Note D - Cash Dividend

    On May 20, 1999, the Company's board of directors declared  a cash  dividend  of $.04 per share of Common and  Class  B  Common
Stock.   The dividend is payable August 16, 1999, to shareholders
of record on August 2, 1999.


Note E - Operating Segments

    The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," at March 31, 1999, which changes the way the Company reports information about its operating segments. The Company is organized and managed based upon its products.

    The Company has two reportable business segments, identified as publishing and gift. The publishing segment primarily creates and markets Bibles, inspirational books and videos. The gift segment primarily designs and markets stationery items including albums, journals, etc.

    Summarized  financial  information concerning  the  Company's reportable segments is shown in the following table.  The "Other"
column   includes  corporate  related  items  not  allocated   to
reportable segments (in thousands).


     Three
  Months Ended       Publishing    Gift       Other      Total
----------------     ----------   --------   -------   ---------

June 30, 1999:
-------------
  Revenues           $  39,386   $  19,730   $     0   $  59,116
  Operating income       3,402         269         0       3,671
  Identifiable
    assets             124,067      71,167    65,231     260,465

June 30, 1998:
-------------
  Revenues           $  31,758   $  24,236   $     0   $  55,994
  Operating income         730       2,366         0       3,096
  Identifiable
    assets             120,544      69,984    59,791     250,319


Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations

OVERVIEW

    The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.


                                  Three Months Ended   Fiscal
                                       June   30,    Year-to-Year
                                  ------------------- Increase
                                    1999      1998   (Decrease)
                                  -------------------------------
                                    (%)       (%)        (%)
    Net revenues:
      Publishing                    66.6     56.7       24.0
      Gift                          33.4     43.3      (18.6)
                                  -------------------
           Total net revenues      100.0    100.0        5.6
                                  -------------------
    Expenses:
      Cost of goods sold            56.3     54.2        9.7
      Selling, general and
         administrative             36.8     39.6       (1.7)
      Amortization of goodwill
         and non-compete
         agreements                  0.7      0.7       (6.1)
                                  -------------------
          Total expenses            93.8     94.5        4.8
                                  -------------------
    Operating income                 6.2      5.5       18.6
                                  ===================
    Net income                       2.3      2.2        9.9
                                  ===================

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

    The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements and a number of factors may affect future results, liquidity and capital resources. These factors include softness in the general retail environment, the timing of products being introduced into the market, the level of returns experienced by operating divisions, the level of margins achievable in the marketplace and the ability to minimize operating expenses. Although the Company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy during the remainder of fiscal 2000. The Company disclaims any intent or obligation to update forward-looking statements.


Results of Operations

    Net revenues for the first three months of fiscal 2000 increased $3.1 million, or 5.6%, over the same period in fiscal 1999. The publishing product net revenues increased $7.6 million, or 24.0%, compared to the prior year primarily due to timing of new product releases, with a book from one of the Company's major authors being released in the first quarter of fiscal 2000 and no comparable release in the prior period. Net revenues from gift products decreased $4.5 million, or 18.6%, primarily due to timing of special product programs with mass merchandisers and the temporary effect of the restructuring of the gift sales force. In fiscal 1999, first quarter revenues reflected a major program with one of our larger mass merchants and there was no comparable program in this year's first quarter. Price increases did not have a material effect on net revenues.

   The Company's cost of goods sold for the first three months of fiscal 2000 increased by $2.9 million, or 9.7%, over the same period in fiscal 1999 and, as a percentage of net revenues, increased to 56.3% for the first three months of fiscal 2000 from 54.2% in the comparable period in fiscal 1999. The increase in cost of goods sold, as a percentage of net revenues, for the first three months resulted primarily from greater sales this fiscal quarter than last year for excess publishing inventory sold at or below cost. In addition, the cost of gift products sold this fiscal quarter was adversely impacted by some remaining fixed manufacturing costs since the Company's transition to outsourcing manufacturing. These fixed manufacturing costs are also expected to impact the second quarter of fiscal 2000 and are expected to diminish in the last six months of the year.

    Selling, general and administrative expenses for the first three months of fiscal 2000 decreased by $400,000, or 1.7%, from the same period in fiscal 1999 and as a percentage of net revenues, decreased to 36.8% for the first three months of fiscal 2000 versus 39.6% in the same period in fiscal 1999. The
Company's selling, general and administrative expenses are relatively fixed during the fiscal year and do not materially increase with revenue increases. The strong performance of publishing revenues had a positive impact on the selling, general and administrative expenses as a percentage of revenues.

    Interest  expense for the first three months of  fiscal  2000 increased  by  $30,000, or 2.0%, over the same period  in  fiscal
1999.

Liquidity and Capital Resources

    At June 30, 1999, the Company had $900,000 in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At June 30, 1999, the Company had working capital of $129.1 million.

    On June 10, 1998, the Company announced its intention to repurchase up to three million shares of common stock and/or Class B common stock from time to time in the open market or through privately negotiated transactions. As of June 30, 1999, the Company had repurchased approximately 2.9 million shares of common stock at an aggregate cost to the Company of $39.1 million.

    Net cash used in operating activities was $4.4 million and $8.9 million for the first three months of fiscal 2000 and 1999, respectively. Cash used in operations during the first three months of fiscal 2000 was principally attributable to decreases in accounts payable and accrued expenses primarily relating to payments of accrued royalties. Cash used in operations during the first three months of fiscal 1999 was principally attributable to an increase in inventories for the Christmas selling season.

    During the first three months of fiscal 2000, capital expenditures totaled approximately $300,000, which was used primarily to purchase computer equipment. During the remainder of fiscal 2000, the Company anticipates capital expenditures of approximately $2.0 million primarily consisting of computer and warehousing equipment.

   The Company's bank credit facilities are unsecured and consist of a $100 million credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The $100 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on December 13, 2005. The $10 million credit facility bears interest at LIBOR plus a percentage, subject to adjustment based on certain financial ratios and matures on July 31, 2001. At June 30, 1999, the Company had $74 million of borrowings outstanding under the Credit Agreements, and $36 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

    The increase in long-term debt at June 30, 1999, over the prior year is primarily attributable to the purchase of Ceres
Candles for approximately $6 million, the increase in accounts receivable and the repurchase of stock.

    At  June  30, 1999, the Company had outstanding approximately
$20.6  million of unsecured senior notes ("Senior  Notes").   The
Senior Notes bear interest at rates from 6.68% to 9.50% due through fiscal 2008.

   Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-total-capital ratios which are similarly calculated for each debt agreement. At June 30, 1999, the Company was in compliance with all covenants of these debt agreements, as amended.

     Management   believes  cash  generated  by  operations   and
borrowings  available  under  the  Credit  Agreements   will   be
sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 2000.

Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

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

    In addition, the task force has been actively communicating with third parties, with whom the Company has material relationships, concerning the status of their year 2000 readiness. These third parties include the Company's financial institutions, as well as selected customers, vendors, landlords and suppliers of telecommunication services and other utilities. As part of the process of attempting to mitigate third party risks, the task force is collecting and analyzing information from these third parties. To date, no third party has advised the Company that it anticipates specific problems regarding non-performance risk for the year 2000.

    As of March 31, 1999, the Company had completed all known programming revisions required in its computer systems and has completed initial testing of its systems for receipt of electronic orders, customer invoicing and other processes for transactions dated in year 2000. The Company anticipates that further compliance tests will include electronic and other communications with appropriate customers. The Company has also engaged consultants to test that specific systems are year 2000 compliant. In addition, the Company has also completed remediation necessary for its non-systems issues.

    The effect of year 2000 non-compliance on the business of the Company is difficult to predict. The Company believes that possible risks if compliance is not accomplished could include delays in receiving and/or shipping of products and in invoicing to and/or receiving payments from customers in the days immediately after January 1, 2000. The Company considers that its primary risk relates to third parties with whom the Company has material relationships, and over which the Company has no control. At this time, the Company does not believe its year 2000 risks will have a material adverse effect on the Company's results of operations, liquidity or financial condition.

   The Company expensed approximately $10,000 in costs during the first three months of fiscal 2000, primarily for staff coordination related to being year 2000 compliant, and expects to incur additional costs of $200,000 for the remainder of fiscal
2000. These fiscal 2000 costs will include costs for a testing site and consulting fees, and will be expensed as they are incurred.

    As of March 31, 1999, the task force had completed a contingency plan to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan identifies alternate vendors and back-up processes that do not rely on computers, whenever possible. The following areas have been addressed in the contingency plan: purchasing, product development, distribution, collections, royalties, marketing, sales, facilities and telecommunications. The task force will reevaluate this plan on a quarterly basis particularly to address risks that may be identified in communications with third parties.


                             PART II

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits required by Item 601 of Regulation S-K

        Exhibit 11- Statement re Computation of Per Share Earnings

        Exhibit 27- Financial Data Schedule

    (b) No Form 8-K was filed by the Company during the quarter ended June 30, 1999.



                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Thomas Nelson, Inc.
                                         (Registrant)


  August 13, 1999                 BY       Joe L. Powers
--------------------                 ----------------------
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