Form 10-Q
period 1999-09-30
NELSON THOMAS INC
filed 1999-11-15
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                            FORM 10-Q


                           (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 30, 1999

 [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  Commission file number 0-4095


                       THOMAS NELSON, INC.

     (Exact name of Registrant as specified in its charter)


     Tennessee                                   62-0679364
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification numer)


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

At November 9, 1999, the Registrant had outstanding 13,133,976 shares of Common Stock and 1,096,619 shares of Class B Common
Stock.


                             PART I

Item 1.  Financial Statements

              THOMAS NELSON, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                                 September 30,  March 31,     September 30,
                                     1999          1999          1998
                                 -------------  ------------  -------------
                                 (Unaudited)                  (Unaudited)
ASSETS
  Current assets
    Cash and cash equivalents    $    2,860     $      609    $   1,978
    Accounts receivable, less
      allowances of $6,914,
      $6,982 and $6,988,
      respectively                   82,414         77,298       81,888
    Inventories                      66,272         65,805       75,504
    Prepaid expenses                 12,527         12,656       11,383
    Deferred tax assets               6,715          6,715        3,276
                                 -------------  ------------  -------------
  Total current assets              170,788        163,083      174,029
  Property, plant and
      equipment, net                 24,709         25,557       30,051
  Other assets                        9,016         10,260        9,987
  Deferred charges                    1,592          1,421        2,086
  Goodwill                           58,321         55,009       55,783
                                 -------------  ------------  -------------
TOTAL ASSETS                     $  264,426     $  255,330    $ 271,936
                                 ============== ============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Accounts payable             $   19,097     $   16,355    $  17,054
    Accrued expenses                 15,233         19,720       20,128
    Dividends payable                   569            576          590
    Income taxes currently payable    2,509          2,793        2,763
    Current portion of long-term debt
      & capital lease obligations     2,441          4,845        3,853
                                 -------------  ------------  -------------
Total current liabilities            39,849         44,289       44,388
  Long-term debt                     90,066         79,542       95,039
  Capital lease obligations            -              -               6
  Deferred tax liabilities            4,432          4,432        3,364
  Other liabilities                   1,502          1,418          988
  Shareholders' equity
    Preferred stock, $1.00 par value,
      authorized 1,000,000 shares;
      none issued                       -              -            -
    Common stock, $1.00 par value,
      authorized 20,000,000 shares;
      issued 13,133,976, 13,286,860
      and 13,653,090 shares,
      respectively                   13,134         13,287        13,653
    Class B common stock, $1.00 par
      value, authorized 5,000,000
      shares; issued 1,096,619,
      1,103,524 and 1,106,324 shares,
      respectively                    1,097          1,104         1,106
    Additional paid-in capital       43,126         44,537        48,724
    Retained earnings                71,220         66,721        64,668
                                 -------------  ------------  -------------
  Total shareholders' equity        128,577        125,649       128,151
                                 -------------  ------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                         $  264,426     $  255,330    $  271,936
                                 =============  ============= =============

See Accompanying Notes


                      THOMAS NELSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                Six Months Ended        Three Months Ended
                                 September 30,             September 30,
                               1999         1998         1999        1998
                             ----------- ----------    -----------  -----------
                             (Unaudited) (Unaudited)   (Unaudited)  (Unaudited)

NET REVENUES                $ 129,226    $126,439      $ 70,110    $  70,445

COST AND EXPENSES:
  Cost of goods sold           71,638      67,484        38,355       37,150
  Selling, general and
    administrative             45,075      46,430        23,271       24,274
  Amortization of goodwill and
    non-compete agreements        763         817           405          409
                            -----------  ----------    ----------- -----------
      Total expenses          117,476     114,731        62,031       61,833
                            -----------  ----------    ----------- -----------
OPERATING INCOME               11,750      11,708         8,079        8,612

Other income (expense)            249         387           227         -
Interest expense                3,144       3,145         1,624        1,655
                            -----------  ----------    ----------- -----------
Income before income taxes      8,855       8,950         6,682        6,957
Provision for income taxes      3,223       3,311         2,430        2,574
                            -----------  ----------    ----------- -----------
NET INCOME                  $   5,632    $  5,639      $  4,252    $   4,383
                            ===========  ===========   =========== ===========
Weighted average number
   of shares outstanding:
     Basic                     14,253      15,886        14,227       15,055
                            ===========  ===========   =========== ===========
     Diluted                   14,258      19,160        14,230       18,307
                            ===========  ===========   =========== ===========
NET INCOME PER SHARE:
     Basic                  $    0.40    $  .0.35      $   0.30    $    0.29
                            ===========  ===========   =========== ===========
     Diluted                $    0.40    $   0.35      $   0.30    $    0.27
                            ===========  ===========   =========== ===========

DIVIDENDS DECLARED PER
     SHARE                  $    0.08    $   0.08      $   0.04    $    0.04
                            ===========  ===========   =========== ===========
See Accompanying Notes


                     THOMAS NELSON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                           Six Months Ended September 30,
                                          --------------------------------
                                               1999            1998
                                            -------------  --------------
                                            (Unaudited)    (Unaudited)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net income                                 $    5,632    $     5,639
  Adjustments to reconcile net income to net
    cash provided by (used in) operations:
      Depreciation and amortization               4,073          4,422
  Changes in assets and liabilities, net of
    acquisitions and disposals:
      Accounts receivable, net               (    4,084)    (   16,473)
      Inventories                                 1,886     (    4,914)
      Prepaid expenses                              347     (    3,206)
      Accounts payable and accrued expenses  (    5,966)           562
      Income taxes currently payable and
        deferred                             (      284)    (    1,523)
                                            -------------- --------------
Net cash provided by (used in)
   continuing operations                          1,604     (   15,493)
                                            -------------- --------------
  Discontinued operations:
    Changes in discontinued assets                   33     (    1,349)
                                            -------------- --------------
Net cash provided by (used in) discontinued
   operations                                        33     (    1,349)
                                            -------------- --------------
Net cash provided by (used in)
   operating activities                           1,637     (   16,842)
                                            -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                       (      578)    (    1,384)
  Proceeds from sales of property, plant
    and equipment                                   421          1,408
 Purchase of net assets of acquired companies -
   net of cash received                      (    4,069)           -
  Changes in other assets and deferred
    charges                                  (      653)    (    2,083)
                                            -------------- --------------
Net cash used in investing activities        (    4,879)    (    2,059)
                                            -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                14,150         20,500
  Payments under capital lease obligation    (       11)    (      131)
  Payments on long-term debt                 (    6,019)    (    5,006)
  Dividends paid                             (    1,140)    (    1,290)
  Proceeds from issuance of common stock              1             47
  Common stock repurchased and retired       (    1,649)    (   32,757)
  Other financing activities                        161     (      197)
                                            -------------- --------------
Net cash provided by (used in)
   financing activities                           5,493     (   18,834)
                                            -------------- --------------
Net increase (decrease) in cash
   and cash equivalents                           2,251     (   37,735)
Cash and cash equivalents at beginning
   of period                                        609         39,713
                                            -------------- --------------
Cash and cash equivalents at end of period   $    2,860     $    1,978
                                            ============== ==============
Supplemental disclosures of non-cash
  investing and financing activities:
    Dividends accrued and unpaid             $      569     $      590


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

   The balance sheet and related information in these notes as of March 31, 1999 have been taken from the audited consolidated financial statements as of that date. Certain reclassifications have been made to conform presentation of the fiscal 1999 financial statements with fiscal 2000 presentation.


Note B - New Pronouncements

   Reporting on the Costs of Start-Up Activities:
Effective April 1, 1999, the Company adopted
Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-
5"). SOP 98-5 requires the costs of start-up activities and organization costs, as defined, to be expensed as incurred. The adoption of this pronouncement has not had a material impact on the Company's results of operations, financial condition or cash flows.



Note C - Inventories

   Components of inventories consisted of the following (in thousands):

                                September 30, March 31, September 30,
                                   1999        1999        1998
                                ----------   ----------  ----------
                                (C>
    Finished goods              $   58,761  $   56,610  $   62,702
    Raw materials and work
      in process                     7,511       9,195      12,802
                                ----------- ----------- -----------
                                $   66,272  $   65,805  $   75,504
                                =========== =========== ===========


Note D - Cash Dividend

   On May 20, 1999, the Company's board of
directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend was paid August 16, 1999, to shareholders of record on August 2, 1999.

   On August 19, 1999, the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend is payable November 15, 1999 to shareholders of record on November 1, 1999.
Note E - Operating Segments

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


Three Months Ended   Publishing     Gift           Other           Total
-------------------  ----------  -----------    -----------      -----------
September 30, 1999:
  Revenues           $  41,141    $ 28,969        $     -         $ 70,110
  Operating income       4,073       4,006              -            8,079
  Identifiable assets  126,675      72,715            65,036       264,426

September 30, 1998:
  Revenues           $   41,663   $ 28,782         $    -         $ 70,445
  Operating income        5,372      3,240              -            8,612
  Identifiable assets   135,320     76,577            60,039       271,936


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations

OVERVIEW

   The following table sets forth for the
periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.


                                    Six Months Ended        Fiscal
                                      September  30,     Year-to-Year
                                  --------     --------   Increase
                                    1999        1998      (Decrease)
                                  --------     --------   ----------
                                    (%)          (%)           (%)
    Net revenues
      Publishing                    62.3         58.1          9.7
      Gift                          37.7         41.9         (8.2)
                                  -------      -------
    Total net revenues             100.0        100.0          2.2
                                  -------      -------

    Expenses
      Cost of goods sold            55.4         53.4          6.2
      Selling, general and
         administrative             34.9         36.7         (2.9)
      Amortization of goodwill
         and non-compete agreements  0.6          0.6         (6.6)
                                  -------      -------

            Total expenses          90.9         90.7          2.4
                                  --------     -------

    Operating income                 9.1          9.3          0.4
                                  ========     =======
    Net income                       4.4          4.5         (0.1)
                                  ========     =======


   The Company's net revenues fluctuate seasonal-ly, with net revenues in the first fiscal quarter historically being lower than those for the remainder of the year. This seasonality is the result of increased consumer purchases of the Company's products during the traditional holiday periods. In addition, the Company's quarterly operating results may fluctuate significantly due to the seasonality of new product introductions, the timing of selling and marketing expenses and changes in sales and product mixes.

     This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby.
Those statements include any statement other than with respect to historical fact, but may not be limited to, the discussions of the Company's operating and growth strategy, including its development plans and possible acquisitions. Investors are cautioned that all forward-looking statements involve risks and uncertainties. Actual results could differ materially from those reflected by the forward-looking statements and a number of factors may affect future results, liquidity and capital resources. These factors include softness in the general retail environment, the timing of products being introduced into the market, the level of returns experienced by operating divisions, the level of margins achievable in the marketplace and the ability to minimize operating expenses. Although the Company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy during the remainder of fiscal 2000. The Company disclaims any intent or obligation to update forward-looking statements.


Results of Operations

   Net revenues for the first six months of fiscal
2000 increased $2.8 million, or 2.2%, and for the second quarter decreased $300,000, or 0.5%, over the same periods in fiscal 1999. The publishing product net revenues for the first six months increased $7.1 million, or 9.7%, and for the second quarter decreased $500,000, or 1.3%, compared to the prior year. The variances for both periods of fiscal 2000 were negatively impacted by a somewhat higher than expected rate of returned products on book titles published last fiscal year. Net revenues for the first six months were positively impacted by a book from one of the Company's major authors being released in the first quarter of fiscal 2000 with no comparable release in the prior year period.
Net revenues from gift products for the first six months decreased $4.3 million, or 8.2%, and for the second quarter increased $200,000, or 0.7%, compared to the prior year. The decreases were primarily due to timing of special product programs with mass merchandisers and the temporary effect of the restructuring of the gift sales force. In fiscal 1999, first quarter revenues reflected a major program with one of our larger mass merchants and there was no comparable program in this year's first quarter. Price increases did not have a material effect on net revenues.

   The Company's cost of goods sold increased for the first six months of fiscal 2000 by $4.2 million, or 6.2%, and for the second quarter by $1.2 million, or 3.2%, over the same periods in fiscal 1999 and, as a percentage of net revenues, increased to 55.4% for the first six months of fiscal 2000 from 53.4% and for the second quarter to 54.7% from 52.7% in the comparable periods in fiscal 1999. The increase in cost of goods sold, as a percentage of net revenues, for both periods in fiscal 2000 resulted primarily from greater sales this year, compared to last year, of excess publishing inventory sold at or below cost.

   Selling, general and administrative expenses for the first six months of fiscal 2000 decreased by $1.4 million, or 2.9%, and for the second quarter decreased $1.0 million, or 4.1%, from the same periods in fiscal 1999. These expenses, expressed as a percentage of net revenues, decreased to 34.9% for the first six months of fiscal 2000 versus 36.7% and for the second quarter to 33.2% from 34.5% in the same periods in fiscal 1999. These decreases for both periods were attributable to various cost saving initiatives throughout the Company. However, the Company believes that the selling, general and administrative expenses, as a percentage of revenues, for the full year of fiscal 2000 will be comparable to that for fiscal 1999.

   Interest expense for the first six months and the second quarter of fiscal 2000 was relatively unchanged when compared to the same period in fiscal 1999.


Liquidity and Capital Resources

   At September 30, 1999, the Company had $2.9 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At September 30, 1999, the Company had working capital of $130.9 million.

    On June 10, 1998, the Company announced its intention to repurchase up to three million shares of common stock and/or Class B common stock from time to time in the open market or through privately negotiated transactions.
As of September 30, 1999, the Company had repurchased approximately 2.9 million shares of common stock at an aggregate cost to the Company of $39.2 million.

   Net cash provided by (used in) operating activities was $1.6 million and ($16.8) million for the first six months of fiscal 2000 and 1999, respectively. Cash provided by operations during the first six months of fiscal 2000 was principally attributable to a decrease in inventories. Cash used in operations during the first six months of fiscal 1999 was principally attributable to an increase in accounts receivable.

   During the first six months of fiscal 2000, capital expenditures totaled approximately
$600,000. During the remainder of fiscal 2000, the Company anticipates capital expenditures of approximately $1.7 million primarily consisting of computer and warehousing equipment.

   The Company's bank credit facilities are unsecured and consist of a $100 million credit facility and a $10 million credit facility
(collectively, the "Credit Agreements").  The
$100 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on December 13, 2005. The $10 million credit facility bears interest at LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on July 31, 2001. At September 30, 1999, the
Company had $71 million outstanding under the Credit Agreements, and $39 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit
Agreements typically peak during the third quarter of the fiscal year.

   At September 30, 1999, the Company had
outstanding approximately $18.6 million of unsecured senior notes ("Senior Notes").
The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

   Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-total-capital ratios which are similarly calculated for each debt agreement. At September 30, 1999, the
Company was in compliance with all
covenants of these debt agreements, as amended.

   Management believes cash generated by
operations and borrowings available under the Credit Agreements will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 2000.

   On November 8, 1999, the Company announced that it had exercised options for the purchase of approximately 60% of the outstanding shares of New Life Treatment Centers, Inc. from a group of investors at an approximate purchase price of $13 million. The transaction, which is subject to approval under the Hart-Scott-Rodino
Antitrust Improvements Act of 1976 and the negotiation of a definitive purchase agreement prior to closing, is expected to close during the company's third fiscal quarter ending
December 31, 1999. The Company anticipates funding the purchase through borrowings under the Credit Agreements.


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

   In addition, the task force has been actively communicating with third parties, with whom the Company has material relationships, concerning the status of their year 2000 readiness. These third parties include the Company's financial institutions, as well as selected customers, vendors, landlords and suppliers of telecommunication services and other utilities.
As part of the process of attempting to mitigate third-party risks, the task force is collecting and analyzing information from these third parties. To date, no third party has advised the Company that it anticipates specific problems regarding non-performance risk for the year 2000.

   As of March 31, 1999, the Company had
completed all known programming revisions required in its computer systems and has completed initial testing of its systems for receipt of electronic orders, customer invoicing and other processes for transactions dated in year 2000. The Company anticipates that further compliance tests will include electronic and other communications with appropriate customers. The Company engaged consultants to test that specific systems are year 2000 compliant, which tests have been completed. In addition, the Company has also completed remediation it identified as necessary for its non-systems issues.

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

   The Company expensed approximately $10,000 in costs during the first six months of fiscal 2000, primarily for staff coordination related to being year 2000 compliant, and expects to incur additional costs of less than $50,000 for the remainder of fiscal 2000. These fiscal 2000 costs will include costs for additional staff coordination, and will be expensed as they are incurred.

   As of March 31, 1999, the task force had completed a contingency plan to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan identifies alternate vendors and back-up processes that do not rely on computers, whenever possible. The following areas have been addressed in the contingency plan: purchasing, product development, distribution, collections, royalties, marketing, sales, facilities and telecommunications.
In the event that additional risks are
identified, particularly in communicating with third parties, the task force will re-evaluate the plan.


PART II


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits required by Item 601 of
        Regulation S-K

        Exhibit 11- Statement re Computation of
       Per Share Earnings

        Exhibit 27- Financial Data Schedule

   (b)  No Form 8-K was filed by the Company
        during the quarter ended September 30, 1999.



                           SIGNATURES

   Pursuant to the requirements of the
Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Thomas Nelson, Inc.
                           (Registrant)

November 15 , 1999    BY   Joe  L. Powers
-------------------   ------------------------
                      Joe L. Powers
                      Executive Vice President
                      (Principal Financial and
                       Accounting Officer)


            INDEX TO EXHIBITS



Exhibit
Number
-------

11    --  Statement re Computation of Per
          Share Earnings

27    --  Financial Data Schedule
          (for SEC purposes only)