Form 10-Q
period 1999-12-31
NELSON THOMAS INC
filed 2000-02-15
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549


                           FORM 10-Q


                           (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended December 31, 1999

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

At February 9, 2000, the Registrant had outstanding 13,144,776 shares of Common Stock and 1,085,819 shares of Class B Common
Stock.

                                PART 1
Item 1.  Financial Statements

                  THOMAS NELSON, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)
                                     December 31,    March 31,    December 31,
                                        1999           1999           1998
                                    ___________    ___________   ____________
                                    (Unaudited)                  (Unaudited)
ASSETS
  Current assets
    Cash and cash equivalents       $     957      $       609   $      2,432
    Accounts receivable,
      less allowances of
      $9,586, $6,982 and $9,617,
      respectively                     76,857           77,298         74,273
    Inventories                        66,736           65,805         74,017
    Prepaid expenses                   12,881           12,656         12,607
    Deferred tax assets                 6,715            6,715          3,276
                                    _________        _________       ________
  Total current assets                164,146          163,083        166,605
  Property, plant and equipment, net   24,413           25,557         25,200
  Other assets                         23,140           10,260          9,450
  Deferred charges                      1,545            1,421          1,790
  Goodwill                             59,974           55,009         55,394
                                     ________         ________       ________
TOTAL ASSETS                         $273,218         $255,330       $258,439
                                     ========         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Accounts payable                 $ 15,802         $ 16,355       $ 15,372
    Accrued expenses                   14,154           19,720         16,399
    Dividends payable                     569              576            588
    Income taxes currently payable      1,043            2,793          4,371
    Current portion of long-term debt &
      capital lease obligations         3,956            4,845          4,914
                                     ________         ________       ________
    Total current liabilities          35,524           44,289         41,644
    Long-term debt                    100,922           79,542         80,630
    Deferred tax liabilities            4,432            4,432          3,364
    Other liabilities                   1,521            1,418          1,953
    Shareholders' equity
      Preferred stock, $1.00 par value,
        authorized 1,000,000 shares;
        none issued                        -                -             -
      Common stock, $1.00 par value,
        authorized 20,000,000 shares;
        issued 13,141,476, 13,286,860
        and 13,585,590 shares,
        respectively                   13,141           13,287         13,585
      Class B common stock, $1.00
        par value, authorized 5,000,000
        shares; issued 1,089,119,
        1,103,524 and 1,106,324 shares,
        respectively                    1,089            1,104          1,106
      Additional paid-in capital       43,126           44,537         47,920
      Retained earnings                73,463           66,721         68,237
                                     ________         ________       ________
    Total shareholders' equity        130,819          125,649        130,848
                                     ________         ________       ________
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                           $273,218         $255,330       $258,439
                                     ========         ========       ========

See Accompanying Notes



                   THOMAS NELSON, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share data)

                             Nine Months Ended     Three Months Ended
                                 December 31,           December 31,
                               1999       1998        1999        1998
                            (Unaudited)(Unaudited) (Unaudited) (Unaudited)
NET REVENUES                 $191,450   $193,023    $ 62,224    $ 66,584


COST AND EXPENSES:
  Cost of goods sold          107,712    103,074      36,060      35,590
  Selling, general and
    administrative             64,657     68,783      19,636      22,353
  Amortization of goodwill and
    non-compete agreements      1,239      1,234         451         417
                             --------   --------    --------    --------
      Total expenses          173,608    173,091      56,147      58,360
                             ________   ________    ________    ________

OPERATING INCOME               17,842     19,932       6,077       8,224

Other income (expense), net       263        369          13          47
Interest expense                4,804      4,752       1,659       1,672
                             --------   --------    --------     -------
Income before income taxes     13,301     15,549       4,431       6,599
Provision for income taxes      4,855      5,753       1,617       2,442
                             --------    -------    --------     -------
NET INCOME                   $  8,446   $  9,796    $  2,814    $  4,157
                             ========   ========     ========    =======
Weighted average number
     of shares outstanding:
          Basic
                               14,245     15,497      14,225      14,725

          Diluted              14,250     18,515      14,227      17,223

NET INCOME PER SHARE:
          Basic                 $0.59      $0.63       $0.20       $0.28

          Diluted               $0.59      $0.61       $0.20       $0.27


DIVIDENDS DECLARED PER SHARE    $0.12      $0.12       $0.04       $0.04

See Accompanying Notes

                         THOMAS NELSON, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                        Nine Months Ended December 31,
                                            1999             1998
                                        ___________       __________
                                        (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                         $  8,446          $  9,796
     Adjustments to reconcile net
       income to net cash provided
       by (used in) operations:
         Depreciation and amortization     5,859             6,944
     Changes in assets and liabilities,
       net of acquisitions and disposals:
         Accounts receivable, net          3,140            (8,858)
         Inventories                       3,896            (3,427)
         Prepaid expenses                    281            (4,430)
         Accounts payable and
           accrued expenses              (12,444)           (5,112)
         Income taxes currently payable
           and deferred                   (1,750)               85
                                         --------          --------
Net cash provided by (used in)
      operating activities                  7,428           (5,002)
                                         --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                  (2,491)          (1,619)
     Proceeds from sales of property,
       plant and equipment                  1,445            5,598
     Purchase of net assets of acquired
       companies - net of cash received    (8,407)              -
     Changes in other assets and deferred
       charges                            (14,938)          (2,486)
                                          --------         --------
Net cash provided by (used in) investing
  activities                              (24,391)           1,493
                                          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line of credit       27,680           20,500
     Payments under capital lease
       obligation                             (16)            (189)
     Payments on long-term debt            (7,173)         (18,302)
     Dividends paid                        (1,711)          (1,880)
     Proceeds from issuance of common
       stock                                   -                93
     Common stock repurchased and retired  (1,649)         (33,676)
     Other financing activities               180             (318)
                                          --------        ---------
Net cash provided by (used in)
  financing activities                     17,311          (33,772)
                                          --------        ----------
Net increase (decrease) in cash and
  cash equivalents                            348          (37,281)
Cash and cash equivalents at beginning
  of period                                   609           39,713
                                          -------          -------
Cash and cash equivalents at end of
  period                                  $   957          $ 2,432
                                          =======          =======
Supplemental disclosures of non-cash
  investing and financing activities:
     Dividends accrued and unpaid         $   569         $    588



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

Note C - Inventories

Components of inventories consisted of the following (in thousands):


                          December 31,    March 31,    December 31,
                             1999           1999           1998
                          ____________    _________    ____________

Finished goods              $59,170          $56,610         $62,376
Raw materials and
  work in process             7,566            9,195          11,641
                            _______         ________        ________
                            $66,736          $65,805         $74,017


Note D - Cash Dividend

   On May 20, 1999, the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common
Stock. The dividend was paid August 16, 1999, to shareholders of record on August 2, 1999.

   On August 19, 1999, the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common
Stock. The dividend was paid November 15, 1999, to shareholders of record on November 1, 1999.

   On November 18, 1999, the Company's board of directors declared a cash dividend of $0.04 per share of Common and Class B
Common Stock. The dividend is payable February 14, 2000, to shareholders of record on January 31, 2000.

Note E - Operating Segments

   The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," at March 31, 1999, which changes the way the Company reports information about its operating segments. The Company is organized and managed based upon its products.

   The Company has two reportable business segments, identified as publishing and gift. The publishing segment primarily creates and markets Bibles, inspirational books and videos. The gift segment primarily designs and markets stationery items including photo albums, journals, etc.

   Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items not allocated to reportable segments (in thousands).


                           Publishing       Gift      Other      Total
                           ----------     ---------  --------  --------
For the three months ended:

  December 31, 1999:
  Revenues                  $ 43,654    $18,570       -       $ 62,224
  Operating income (Loss)      6,589       (512)      -          6,077

  December 31, 1998:
  Revenues                  $ 49,715    $16,869       -       $ 66,584
  Operating income (Loss)      9,457     (1,233)      -          8,224

For the nine months ended:

  December 31, 1999:
  Revenues                  $124,181    $67,269       -       $191,450
  Operating income (Loss)     14,375      3,467       -         17,842

  December 31, 1998:
  Revenues                  $123,136    $69,887       -       $193,023
  Operating income (Loss)     15,639      4,293       -         19,932

As of December 31, 1999:
  Identifiable assets       $124,836    $68,060     $80,322   $273,218

As of December 31, 1998:
  Identifiable assets       $135,618    $62,751     $60,070   $258,439


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

   The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.


                              Nine Months EndedFiscal Year-to-Year
                                    December  31,       Increase
                                    1999     1998      (Decrease)
                                    (%)       (%)          (%)
    Net revenues:
      Publishing                    64.9     63.8         .8
      Gift                          35.1     36.2       (3.7)
                                   -----    -----      ------
         Total net revenues        100.0    100.0      (  .8)

    Expenses:
      Cost of goods sold            56.3     53.4        4.5
      Selling, general and
        administrative              33.8     35.6       (6.0)
      Amortization of goodwill and
        non-compete agreements       0.6      0.7         .4
                                   -----    -----
          Total expenses            90.7     89.7         .3
                                   -----    -----
    Operating income                 9.3     10.3      (10.5)
                                   =====    =====
    Net income                       4.4      5.1      (13.8)
                                   =====    =====

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

   The Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby.
Those statements include any statement other than with respect to historical fact, but may not be limited to, the discussions of the Company's operating and growth strategy, including its development plans and possible acquisitions. Investors are cautioned that all forward-looking statements involve risks and uncertainties. Actual results could differ materially from those reflected by the forward-looking statements and a number of factors may affect future results, liquidity and capital resources. These factors include softness in the general retail environment, the timing of products being introduced into the market, the level of returns experienced by operating divisions, the level of margins achievable in the marketplace and the ability to minimize operating expenses. Although the Company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy during the remainder of fiscal 2000. The Company disclaims any intent or obligation to update forward-looking statements.

Results of Operations

   Net revenues for the first nine months of fiscal 2000 decreased $1.6 million, or 0.8%, and for the third quarter decreased $4.4 million, or 6.5%, over the same periods in fiscal
1999. The publishing product net revenues for the first nine months increased $1.0 million, or 0.8%, and for the third quarter decreased $6.1 million, or 12.2%, compared to the prior year.
The decrease in net revenues for the third quarter is attributable to a strong showing during the third quarter of fiscal 1999 from the introduction of books related to the Prince of Egypt theatrical film. This provided a significant volume of sales in the prior period with no comparable releases in the current period. Another factor affecting publishing sales was a current year publishing sales force reorganization that did not bring desired results. The Company returned to its previous sales force organization for both the publishing and gift divisions effective January 1, 2000 in an effort to produce better results in the fourth quarter. The net revenue variances for this fiscal year were also impacted by a somewhat higher than expected rate of returned products. Net revenues from gift products for the first nine months decreased $2.6 million, or 3.7%, and for the third quarter increased $1.7 million, or 10.1%, compared to the prior year. The decrease in net revenue for the first nine months was primarily due to timing of special product programs with mass merchandisers and the temporary effect of the restructuring of the gift sales force. In fiscal 1999, first quarter revenues reflected a major program with one of our larger mass merchants and there was no comparable program in this year's first quarter. The increase in the third quarter reflects the operations of Ceres Candles, which was acquired this fiscal year. Price increases did not have a material effect on net revenues.

   The Company's cost of goods sold increased for the first nine months of fiscal 2000 by $4.6 million, or 4.5%, and for the third quarter by $0.5 million, or 1.3%, over the same periods in fiscal 1999 and, as a percentage of net revenues, increased to 56.3% for the first nine months of fiscal 2000 from 53.4% and for the third quarter to 58.0% from 53.5% in the comparable periods in fiscal 1999. The increase in cost of goods sold, as a percentage of net revenues, for both periods in fiscal 2000 resulted from several factors. First, the Company has been more aggressive in the current year in selling excess inventory at or below cost. The high volume of Prince of Egypt product sales in the prior year resulted in favorable margins with nothing comparable in the current year. The restructuring of the Gift division, including the outsourcing of manufacturing operations, was essentially completed in the third quarter. During the transition period, duplicate manufacturing costs were incurred. Further, during the current year the Company experienced a product mix shift from higher margin book product to lower margin Bible product.

   Selling, general and administrative expenses for the first nine months of fiscal 2000 decreased by $4.1 million, or 6.0%, and for the third quarter decreased $2.7 million, or 12.2%, from the same periods in fiscal 1999. These expenses, expressed as a percentage of net revenues, decreased to 33.8% for the first nine months of fiscal 2000 versus 35.6% and for the third quarter to 31.6% from 33.6% in the same periods in fiscal 1999. These decreases for both periods were attributable to reducing duplicate back-office expenses as a result of the gift division restructuring, and elimination of expensive third-party telemarketing services in our direct marketing area.

   Interest expense for the first nine months and the third quarter of fiscal 2000 was relatively consistent when compared to the same period in fiscal 1999.

Liquidity and Capital Resources

   At December 31, 1999, the Company had approximately $1.0 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At December 31, 1999, the Company had working capital of $128.6 million.

    On June 10, 1998, the Company announced its intention to repurchase up to three million shares of common stock and/or Class B common stock from time to time in the open market or through privately negotiated transactions. As of December 31, 1999 the Company had repurchased approximately 2.9 million shares of common stock at an aggregate cost to the Company of $39.2 million.

   Net cash provided by (used in) operating activities was $7.4 million and (5.0) million for the first nine months of fiscal 2000 and 1999, respectively. Cash provided by operations during the first nine months of fiscal 2000 was principally attributable to a decrease in inventories. Cash used in operations during the first nine months of fiscal 1999 was principally attributable to an increase in accounts receivable.

   During the first nine months of fiscal 2000, capital expenditures totaled approximately $2.5 million, primarily consisting of computer software and equipment and expenditures associated with the restructuring of the gift division. During the remainder of fiscal 2000, the Company anticipates capital expenditures of approximately $1.5 million, primarily consisting of computer and warehousing equipment as well as manufacturing equipment and leasehold improvements for its Ceres Candle manufacturing facility.

   The Company's bank credit facilities are unsecured and consist of a $100 million credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The $100 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on December 13, 2005. The $10 million credit facility bears interest at LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on July 31, 2001. At December 31, 1999, the Company had $84.5 million outstanding under the Credit Agreements, and $15.5 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

   At December 31, 1999, the Company had outstanding approximately $17.4 million of unsecured senior notes ("Senior
Notes"). The Senior Notes bear interest at rates from 6.68% to 8.35% due through fiscal 2006.

   Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-total-capital ratios, which are similarly calculated for each debt agreement. At December 31, 1999, the Company was in compliance with all covenants of these debt agreements, as amended.

   Management believes cash generated by operations and borrowings available under the Credit Agreements will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 2000.

   On January 28, 2000, the Company completed the acquisition of 67% of the outstanding shares of New Life Treatment Centers, Inc. from a group of investors for aggregate consideration of approximately $15 million. The Company funded this purchase through borrowings under the Credit Agreements. At December 31, 1999,approximately $13.6 million of the cash tendered for the purchase was in escrow pending the closing of the transaction, and thus is reflected in other assets on the December 31, 1999 balance sheet.

Quantitative and Qualitative Disclosures About Market Risk

   There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual
Report on Form 10-K for the year ended March 31, 1999.

Year 2000 Conversion

   The Company did not experience any significant problems relating to the Year 2000 and its information and other systems. The Company expensed approximately $15,000 in costs during the first nine months of fiscal 2000, primarily for staff coordination related to being year 2000 compliant. Our expenditures have been consistent with prior expectations.
The Company does not anticipate that it will incur significant additional costs in connection with its information or other systems and their ability to process dates in the year 2000 or thereafter. Also, the Company does not believe issues relating to the Year 2000 will have a material effect on the Company's results of operations, liquidity or financial condition.



                            PART II


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits required by Item 601 of Regulation S-K

             Exhibit
             Number
             ------
              11 - Statement re Computation of Per Share Earnings
              27 - Financial Data Schedule

         (b) No Form 8-K was filed by the Company during the quarter ended December 31, 1999.



                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Thomas Nelson, Inc.
                                         (Registrant)

February 14, 2000                   BY    /s/ Joe L. Powers
------------------                     -----------------------
                                        Executive Vice President
                                        (Principal Financial and
                                        Accounting Officer)



INDEX TO EXHIBITS



Exhibit
Number
-------
11    --  Statement re Computation of Per Share Earnings

27    --  Financial Data Schedule (for SEC purposes only)