Form 10-K
period 2000-03-31
NELSON THOMAS INC
filed 2000-06-29
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549



                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended March 31, 2000    Commission file number 0-4095




                        THOMAS NELSON, INC.
       (Exact name of Registrant as specified in its charter)

            Tennessee                               62-0679364
  (State or other jurisdiction of   (I.R.S. employer identification number)
   ncorporation or organization)

  501 Nelson Place, Nashville, Tennessee             37214-1000
  (Address of principal executive offices)           (Zip code)


  Registrant's telephone number, including area code:  (615) 889-9000
       Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
      Title of each class                              which registered
      -------------------                          -------------------------
  Common Stock, Par Value $1.00 per share          New York Stock Exchange
  Class B Common Stock, Par Value $1.00 per share  New York Stock Exchange


   Securities registered pursuant to Section 12(g) of the Act:       None


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO

      Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of June 26, 2000, the Registrant had outstanding 13,144,794 shares of Common stock and 1,085,801 shares of Class B common stock. On such date the aggregate market value of shares of common stock and Class B common stock held by nonaffiliates was approximately $124.2 million. The market value calculation was determined using the closing sale price of the Registrant's common stock and Class B common stock on June 26, 2000, as reported on The New York Stock Exchange, and assumes that all shares beneficially held by executive officers and the directors of the Registrant and shares held in the Thomas Nelson Employee Stock Ownership Plan are shares owned by "affiliates," a status which each of such officers and directors individually disclaims.


DOCUMENTS INCORPORATED BY REFERENCE

                                    Documents from which portions
           Part of Form 10-K        are incorporated by reference
---------------------------------------------------------------------------
PART I

           Business                   Page 29 of Annual Report to Shareholders
                                         for year ended March 31, 2000
PART II

Item 5 - Market for Company's         Page 30 of Annual Report to Shareholders
         Common Equity and Related       for year ended March 31, 2000 (market
         Matters                         price and dividend information only)

Item 6 - Selected Financial Data      Page 9 of Annual Report to Shareholders
                                         for year ended March 31, 2000

Item 7 - Management's Discussion and  Pages 10 to 13 of Annual Report to
         Analysis of Financial           Shareholders for year ended
         Condition and Results of        March 31, 2000
         Operations

Item 7A- Quantitative and Qualitative  Page 13 of Annual Report to Shareholders
         Disclosures about Market Risk    for year ended March 31, 2000

Item 8 - Financial Statements and      Pages 14 to 29 of Annual Report to
         Supplementary Data               Shareholders for year ended
                                          March 31, 2000
PART III

Item 10- Directors and Executive       To be included in Company's Proxy
         Officers of the Company          Statement for the Annual Meeting
                                          of Shareholders to be held
                                          August 17, 2000, to be filed with
                                          the Securities and Exchange
                                          Commission pursuant to Regulation
                                          14A under the Securities Exchange
                                          Act of 1934, as amended.

Item 11- Executive Compensation        To be included in Company's Proxy
                                          Statement for the Annual Meeting
                                          of Shareholders to be held
                                          August 17, 2000, to be filed with
                                          the Securities and Exchange
                                          Commission pursuant to Regulation
                                          14A under the Securities Exchange
                                          Act of 1934, as amended.

Item 12-Security Ownership of          To be included in Company's Proxy
        Certain Beneficial Owners         Statement for the Annual Meeting of
        and Management                    Shareholders to be held August 17,
                                          2000, to be filed with the
                                          Securities and Exchange Commission
                                          pursuant to Regulation 14A under
                                          the Securities Exchange Act of
                                          1934, as amended.

Item 13- Certain Relationships         To be included in Company's Proxy
         and Related Transactions         Statement for the Annual Meeting
                                          of Shareholders to be held
                                          August 17, 2000, to be filed with
                                          the Securities and Exchange
                                          Commission pursuant to Regulation
                                          14A under the Securities Exchange
                                          Act of 1934, as amended.

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

  During fiscal 2000, the Company completed three business acquisitions. On June 24, 1999, the Company acquired substantially all of the assets of Ceres LLC ("Ceres") for approximately $6.2 million which included the assumption of certain liabilities. Ceres manufactures and markets high quality candles to specialty and department store markets and is headquartered in San Francisco, California. On December 30, 1999, the
Company acquired substantially all of the assets of Rutledge Hill Press for approximately $4.5 million including the assumption of certain liabilities. Rutledge Hill Press is a Nashville, Tennessee-based publisher that specializes in cooking, quilting, regional interest and Civil War titles.
On January 28, 2000, the Company acquired approximately 70% of the outstanding shares of New Life Treatment Centers ("NLTC") from a group of investors for approximately $15.4 million in cash. NLTC, headquartered in Dallas, Texas, operates two primary businesses. One hosts inspirational conferences for women at venues throughout the United States, and the other operates therapeutic centers in Arizona for women with eating disorders. At the date of acquisition, the Company declared its intent to sell certain assets of NLTC.

  During fiscal 1999, the Company recorded a restructuring charge, including related asset write-downs of $4.7 million ($3 million or $0.19 per basic share, on an after-tax basis). The restructuring initiatives involved the Company's gift manufacturing operations located in Connecticut and included two plant closings and reduction of certain administrative functions. During fiscal 1999, management decided to cease all manufacturing activities in Connecticut. The restructuring resulted in workforce reductions of approximately 300 employees. The products formerly produced at these manufacturing facilities have continued to be designed and distributed by the Company, but are now being manufactured by outside vendors. The restructuring was essentially completed during fiscal 2000, except for the sale of land and buildings, which is expected to occur by March 31, 2001.

  The following table sets forth the net revenues (in thousands) and the percentage of total net revenues for each of the Company's principal product segments for the periods indicated:

                                    Years Ended March 31,
                       -----------------------------------------------
                           2000            1999              1998
                       -----------------------------------------------
                        Amount   %     Amount     %      Amount    %
                       -----------------------------------------------
Publishing             $173,965  66.4  $168,325  64.3  $163,480   64.6
  Gift                   87,857  33.6    93,320  35.7    89,478   35.4
                       ------------------------------------------------
                       $261,822 100.0  $261,645  100.0 $252,958  100.0
                       ================================================

Additional information regarding the Company's product segments is incorporated by reference to Note S on page 29 of the Annual Report to Shareholders for the year ended March 31, 2000.


PUBLISHING

  The Company's book publishing division publishes and distributes hardcover and trade paperback books emphasizing Christian, inspirational and family value themes. The Company believes it is the largest publisher of Christian and inspirational books in the United States. Books are published by the Company under several imprints including Thomas Nelson, Word, J. Countryman, Tommy Nelson(TM), and Rutledge Hill Press, and consist generally of inspirational, trade, gift, children's and reference books emphasizing Christian and family value themes. The Company distributes books primarily through Christian bookstores, general bookstores, mass merchandisers and direct sales to consumers. Occasionally, the Company also distributes books published by other companies to complement their marketing and distribution capabilities. In fiscal 2000, publishing net revenues realized from the distribution of books published by other companies was immaterial.

  In fiscal 2000, 1999 and 1998, the Company released over 200 new book titles annually. The Company publishes some of the most well-known communicators in the Christian and inspirational field, including Henry Blackaby, T. Davis Bunn, Larry Burkett, James Dobson, Billy Graham, John Hagee, Barbara Johnson, Tim LaHaye, Ann Graham Lotz, Max Lucado, John MacArthur, John Maxwell, Frank Peretti, Robert Schuller, Gwen Shamblin, Gary Smalley, Charles Stanley and Charles Swindoll. The Company also publishes books emphasizing positive and inspirational themes by famous athletes and celebrities, such as Evander Holyfield, artist Thomas Kinkade, Deion Sanders, Reggie White and Zig Ziglar. In addition, the Company maintains a backlist of approximately 1,100 titles which provide a stable base of recurring revenues as many popular titles continue to generate significant sales from year to year. Backlist titles accounted for approximately 38% of the book division's net revenues in fiscal 2000. Authors and titles are supported through the use of radio, television, cooperative advertising, author appearances, in-store promotions, print advertising and other means.

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

  The Company believes it is the largest commercial publisher of English translations of the Bible. The Bible is based on ancient manuscripts, which are the surviving reproductions of the original writings. These manuscripts, written in Hebrew, Aramaic or Greek, have been translated into English and other modern languages by biblical scholars and theologians, generally under the auspices of a major Bible society or translation organization. Each of the many English translations available differs in some degree from the others, primarily because of different translation guidelines and principles used as the basis for each translation. The distinctiveness of each translation is also, in part, a result of the evolution of the meaning and use of words within the English language.

  Virtually all Bibles and Bible products currently published in the United States are based on one of 13 major translations. Of these 13 translations, 12 are protected by copyright laws, which grant the copyright owner the exclusive right, for a limited term, to control the publication of such translation. The Company publishes Bibles and Bible products based on nine of the 13 major translations, of which three are exclusive to the Company as a result of copyright ownership or licensing arrangements. See "Copyrights and Royalty Agreements." Approximately 71% of the Company's net revenues from Bible publishing in fiscal 2000 were generated through sales of its proprietary Bible products.

  The following table sets forth the nine major Bible translations currently published by the Company:

                                          Date First       Proprietary
Translation                               Published      to the Company
-------------                             ----------     --------------
King James Version (KJV)                     1611             No
New American Bible (NAB)                     1970             No
New American Standard Bible (NAS)            1972             No
Today's English Version (TEV)                1976             Yes
New King James Version (NKJV)                1982             Yes
New Century Version (NCV)                    1984             Yes
New Revised Standard Version (NRSV)          1990             No
Contemporary English Version (CEV)           1995             No
New Living Translation (NLT)                 1996             No

  The KJV, currently published in its fourth revision, is the most widely distributed of all English translations of the Bible. In 1975, the Company commissioned the fifth revision of the KJV resulting in the publication of the NKJV in 1982. During March 2000, the Company reverted the exclusive rights to the CEV back to the American Bible Society. The Company intends to continue publishing certain CEV titles, under a licensing arrangement with the American Bible Society.

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


GIFT

  The Company's Gift Division designs, produces and distributes journals and gift books, photo albums, baby and wedding memory books, scrapbooks, kitchen accessories, stationery and candles.

  Products are marketed under the C.R. Gibson(R), Ceres(R), Creative Papers(R),
C.R. Gibson(R) Kids Kollection(TM), Toccata(R), Tomorrow's Treasures(TM),
Stepping Stones(TM) and Inspirations(R) brand names, the latter of which incorporates Christian and inspirational text or themes. Certain product lines are marketed as collections, with each collection including a variety of products featuring a common design or theme. Designs include original artwork designed in-house, as well as artwork licensed from artists or design groups such as Dena, Beatrix Potter, Carter's Infant Apparel, Echo and Warner Brothers.


MARKETING, DISTRIBUTION AND PRODUCTION

  The principal market channels through which the Company markets its products domestically are Christian bookstores, which are primarily independently owned; general bookstores, including national chains such as Barnes & Noble and Borders; specialty gift and department stores, such as SteinMart and May Company; mass merchandisers such as Target, K-Mart, Wal-Mart and Sam's Wholesale Club; and directly to consumers through direct mail, telemarketing, inspirational seminars and the Internet. The Company services these market channels through its sales force and through wholesalers or jobbers servicing bookstores, gift stores, other retail outlets and libraries. In addition, the Company sells certain of its products for promotional purposes and sells specially designed or imprinted products to certain customers.

  The Company's direct marketing operations sell publishing products directly to approximately 100,000 customers consisting of churches, other religious organizations, pastors and other individuals by direct mail and telemarketing. Retail sales also are made during the summer months on a door-to-door, cash sales basis through a student sales organization operated by the Company.

  As of March 31, 2000, the Company employed a sales force of approximately
223 people and maintained 24-hour-a-day telemarketing capability. These employees service over 44,000 retail accounts and 48,000 church related accounts. Customer orders are usually shipped through a variety of common carriers, as well as by UPS, RPS and parcel post. No single customer accounted for more than 10% of net revenues during fiscal 2000.

  The Company contracts with a number of foreign publishers to translate the Company's English titles into foreign languages. The Company typically retains ownership rights to the titles translated.

  The Company distributes its products internationally in South America, Europe, Australia, New Zealand, South Africa, the Far East, Mexico and
Canada. In fiscal 2000, the Company's export operations accounted for approximately $19 million, or 6%, of the Company's total net revenues.

  Substantially all of the Company's products are manufactured by domestic and foreign commercial printers, binders and manufacturers which are selected on the basis of competitive bids. The Company may contract separately for paper and certain other supplies used by its manufacturers.


COPYRIGHTS AND ROYALTY AGREEMENTS

  The Company customarily secures copyrights on its books and Bible editions in order to protect its publishing rights. Almost all of the Company's book products are published under royalty agreements with their respective authors or other copyright proprietors. Many of the Company's gift products incorporate copyrighted artwork, which is licensed directly from the artist or the owning entity under a royalty agreement.


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


EMPLOYEES

  As of March 31, 2000, the Company employed approximately 850 persons.  The
Company has not suffered any work stoppages as a result of labor disputes in recent years and considers relations with its employees to be good.


EXECUTIVE OFFICERS

  Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Following is certain information regarding the executive officers of the
Company:


          Name               Age                Position with the Company
      ----------------------------------------------------------------------
          Sam Moore          70                 Chairman of the Board,
                                                  Chief Executive Officer,
                                                  President and Director
          S. Joseph Moore    37                 Executive Vice President
                                                  and Director; President,
                                                  Thomas Nelson Gift Division
          Joe L. Powers      54                 Executive Vice President and
                                                  Secretary
          Ray Capp           47                 Senior Vice President of the
                                                  Company; Executive Vice
                                                  President of the Thomas
                                                  Nelson Direct Group of
                                                  Companies
          Charles Z. Moore   66                   Senior Vice President
          Vance Lawson       41                   Senior Vice President,
                                                    Finance and Operations
                                                    Group
          Eric Heyden        46                   Vice President and General
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

  Ray Capp was appointed Senior Vice President of the Company in 1995 and was appointed Executive Vice President of the Thomas Nelson Direct Group of Companies in 2000. Prior to joining the Company, Mr. Capp was the President and Chief Operating Officer of Ingram Merchandising Services and Assistant to the Chairman of Ingram Distribution, Inc. since 1992 and Executive Vice President and Chief Operating Officer of Ingram Entertainment from 1987 to 1992.

  Charles Z. Moore has been a Vice President of the Company since 1983 and was appointed Senior Vice President in 1986. Charles Moore is the brother of Sam Moore and the uncle of S. Joseph Moore.

  Vance Lawson has been the Vice President, Finance of the Company since 1993 and was appointed Senior Vice President, Finance and Operations Group in 2000. Mr. Lawson was formerly Senior Vice President of Finance and Operations at Word since 1988.

  Eric Heyden has been the Vice President and General Counsel of the Company since 1998, Vice President and Deputy General Counsel of the Company since 1997 and Assistant General Counsel of the Company since 1995. Mr. Heyden was previously Vice President and General Counsel with Knoedler Publishing, Inc. from 1985 to 1995.


Item 2.  Properties

  The Company's executive, editorial, sales and production offices are primarily located at its corporate headquarters at 501 Nelson Place in Nashville, Tennessee. These facilities are housed in a 74,000 square foot building completed in 1981, which is owned by the Company subject to a mortgage securing a debt with an outstanding balance at March 31, 2000 of $1,325,000.

  The Company's major warehouse facilities for its publishing division are located in a building containing approximately 215,000 square feet adjacent to its corporate headquarters in Nashville, Tennessee. This building, which was completed in fiscal 1978, is owned by the Company. An addition to the warehouse and distribution center of approximately 120,000 square feet was completed during fiscal 1993. This addition was financed by a $5,000,000 construction and term loan secured by a mortgage with an outstanding balance of $1,000,000 at March 31, 2000. The Company maintains offices and other warehousing facilities for its gift division in Beacon Falls, Guilford and Norwalk, Connecticut (of approximately 112,000, 74,000 and 147,000 square feet, respectively) which are owned by the Company. The Company anticipates selling its Norwalk and Guilford facilities during fiscal 2001 due to the restructuring at C.R. Gibson.

The Company leases properties as described below:

                                               Square    Annual    Lease
      Location         Use/Segment              Feet      Rent   Expiration
---------------------------------------------------------------------------
Bentonville, AR      Display showroom             1,000  $ 12,650  04/2002
Miami, FL            Editorial office/publishing  1,400  $ 11,400  08/2000
Atlanta, GA          Editorial office/publishing  1,000  $  7,000  10/2000
Atlanta, GA          Display showrooms            4,600  $145,000  04/2002
Carmel, IN           Retail store/gift           12,500  $ 88,000  09/2004
Clifton, NJ          Manufacturing/gift          11,000  $ 49,500  10/2001
New York, NY         Display showroom             2,100  $ 70,000  10/2002
Nashville, TN        Creative and sales office/  47,350  $821,000  11/2001
                       publishing and gift
Nashville, TN        Retail store/gift            3,804  $106,000  05/2007
Nashville, TN        Creative office/publishing  13,700  $267,000  09/2002
Nashville, TN        Warehousing/publishing      84,700  $248,000  11/2002
Nashville, TN        Warehousing/publishing      84,700  $278,000  12/2003
Shelton, CT          Warehousing/gift           152,000  $645,000  03/2002
Monroe, CT           Warehousing/gift           114,000  $404,000  09/2005
San Marcos, TX       Retail store/gift            2,777  $ 65,000  05/2010
Ontario (Canada)     Warehousing and office/gift 28,900  $175,000  08/2003
San Francisco, CA    Manufacturing/offices       18,000  $115,200  04/2002
Hayward, CA          Manufacturing/offices       54,600  $358,000  05/2005


  All building improvements on the properties are brick veneer, metal or block construction and are considered adequate and suitable by the Company for the purposes for which they are used.

  The Company's machinery and equipment are located in Nashville, Tennessee and Guilford and Norwalk, Connecticut and consist primarily of computer equipment, warehousing and shipping racks, conveyors and other material handling equipment located at the various warehousing facilities and office equipment. Such machinery and equipment are in good repair and adequate for the Company's present operations. All such equipment, other than a portion of the computer equipment that is leased under capital leases, is owned by the Company.

  The Company's properties are operated at near capacity. Additional personnel are employed as required.


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


Item 4.  Submission of Matters to a Vote of Security Holders

  The Company did not submit any matter to a vote of its security holders during the last quarter of its fiscal year ended March 31, 2000.



PART II

Item 5.  Market for the Company's Common Equity and Related Shareholder Matters

  Incorporated by reference to the Annual Report to Shareholders for the year ended March 31, 2000 (the "Annual Report").

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

Item 8.  Financial Statements and Supplementary Data

  Incorporated by reference to the Annual Report. Includes selected unaudited quarterly financial data for the years ended March 31, 2000 and 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                            PART III

Item 10.  Directors and Executive Officers of the Company

  Information regarding the directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2000 (the "Proxy Statement"), to be filed within 120 days of
March 31, 2000 with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Exchange Act. Information regarding the Company's executive officers is contained in Part 1, Item 1 herein.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)  Documents filed as part of Report

  1. Financial Statements

  The following consolidated financial statements of the Company included in the Annual Report are incorporated herein by reference as set forth in
Part II, Item 8:

 Statements of income -- years ended March 31, 2000, 1999 and 1998
 Balance sheets -- March 31, 2000 and 1999
 Statements of shareholders' equity -- years ended March 31, 2000, 1999 and 1998 Statements of cash flow -- years ended March 31, 2000, 1999 and 1998
 Notes to consolidated financial statements
 Report of Arthur Andersen LLP, Independent Public Accountants

  2. Financial Statement Schedules

  The following consolidated financial statement schedule is included herein:

                                                                   Page
                                                                   ----
  Report of Arthur Andersen LLP, Independent Public Accountants     18
  Schedule II -- Valuation and Qualifying Accounts and Reserves     19


  Schedules not listed above have been omitted because they are not required, are inapplicable or the required information has been given in the consolidated financial statements or notes thereto.

  3. Exhibits

  The following exhibits are included herein or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit
Number
-------
3.1   -- Thomas Nelson, Inc. Amended and Restated Charter (filed as
         Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)

3.2 -- Thomas Nelson, Inc. Amended Bylaws (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999 and incorporated herein by reference)

4.1 -- Loan Agreement dated May 18, 1990, between the Company and The Industrial Development Board of The Metropolitan Government of Nashville and Davidson County (filed as Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended
         March 31, 1990 and incorporated herein by reference)

4.2 -- Promissory Note dated May 18, 1990, of the Company payable to The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended
         March 31, 1990 and incorporated herein by reference)

4.3 -- Deed of Trust and Security Agreement dated May 18, 1990, from the Company to SunTrust Bank, Nashville, N.A. (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended
         March 31, 1991 and incorporated herein by reference)

4.4 -- Construction and Term Loan Agreement dated March 31, 1992, between the Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended
         March 31, 1992 and incorporated herein by reference)

4.5 -- Promissory Note dated March 31, 1992, of the Company payable to SunTrust Bank, Nashville, N.A. (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended
         March 31, 1992 and incorporated herein by reference)

4.6 -- Deed of Trust and Security Agreement dated March 31, 1992, from the Company to SunTrust Bank, Nashville, N.A. (filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended
         March 31, 1992 and incorporated herein by reference)

4.7 -- Amended and Restated Credit Agreement dated as of December 13, 1995, and as amended January 3, 1996, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit 4.1 to the Company's
         Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference)

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

4.9 -- Second Amendment to Credit Agreement dated as of November 15, 1996, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 6, 1997 and incorporated herein by reference)

4.10 -- Third Amendment to Credit Agreement dated as of January 7, 1997, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated January 6, 1997 and incorporated herein by reference)

4.11 -- Fourth Amendment to Credit Agreement dated as of March 31, 1998, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated September 30, 1998 and incorporated herein by reference)

4.12 -- Fifth Amendment to Credit Agreement dated as of November 30, 1998, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit 4.1 to the Company's Form 10-Q dated December 31, 1998 and incorporated herein by reference)

4.13 -- Note Purchase Agreement dated January 3, 1996, among the Company and Metropolitan Life Insurance Company (filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference)

4.14 -- Letter Amendment No. 1 dated June 28, 1996, to Note Purchase Agreement dated January 3, 1996, among the Company and
         Metropolitan Life Insurance Company and related waiver, dated as of March 31, 1996 (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

4.15 -- Assumption and Amendment Agreement dated as of May 30, 1996, and as amended June 28, 1996, between the Company and Metropolitan Life Insurance Company (filed as Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

4.16 -- Loan Agreement dated as of September 21, 1989 between C.R. Gibson and Metropolitan Life Insurance Company (filed by C.R. Gibson as
         Exhibit 4(c) to The C.R. Gibson Company's Registration Statement on Form S-2 (No. 33-43644) dated November 4, 1991 and incorporated herein by reference)

4.17 -- Loan Agreement dated as of June 23, 1994 between C.R. Gibson and Metropolitan Life Insurance Company (filed by C.R. Gibson (Commission File No. 0-4855) as Exhibit 4(b) to C.R. Gibson's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 14, 1995 and incorporated herein by reference)

10.1 -- Thomas Nelson, Inc. Amended and Restated 1990 Deferred Compensation Option Plan for Outside Directors (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 33-80086) dated June 13, 1994 and incorporated herein by reference)*

10.2 -- Thomas Nelson, Inc. Amended and Restated 1992 Employee Stock Incentive Plan (filed as Exhibit 4.6 to the Company's Proxy Statement dated July 26, 1995, for the Annual Meeting of
         Shareholders held on August 24, 1995 and incorporated herein by reference)*

10.3 -- Severance Agreement dated as of May 17, 1991, between the Company and Sam Moore (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)*

10.4 -- Employment Agreement dated as of May 13, 1996, between the Company and Sam Moore (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.5 -- Employment Agreement dated as of May 10, 1996, between the Company and S. Joseph Moore (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.6 -- Employment Agreement dated as of May 10, 1996, between the Company and Joe L. Powers (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.7 -- Employment Agreement dated as of May 13, 1996, between the Company and Charles Z. Moore (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.8 -- Employment Agreement dated as of December 22, 1994, between the Company and Raymond T. Capp (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference)*

10.9 -- Employment Agreement dated as of June 23, 1993, between the Company and Vance Lawson (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference)*

10.10 -- Employment Agreement dated as of July 10, 1995, between the Company and Eric Heyden (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended March 31, 1998 and incorporated herein by reference)*

10.11 -- Asset Purchase Agreement, dated as of November 21, 1996 by and among the Company, Word, Incorporated and Word Direct Partners, L.P. as Sellers and Gaylord Entertainment Company as Buyer (filed as
         Exhibit 2.1 to the Company's Form 8-K dated January 6, 1997 and incorporated herein by reference)

10.12 -- Amendment No. 1 to the Asset Purchase Agreement dated as of January 6, 1997, by and among the Company, Word, Incorporated and Word Direct Partners, L.P. as Sellers and Gaylord Entertainment Company as Buyer (filed as Exhibit 2.2 to the Company's Form 8-K dated January 6, 1997 and incorporated herein by reference)

10.13 -- Asset Purchase Agreement dated as of January 6, 1997, by and between Nelson Word Limited and Word Entertainment Limited (filedas
         Exhibit 2.3 to the Company's Form 8-K dated January 6, 1997 and incorporated herein by reference)

10.14 -- Subsidiary Asset Purchase Agreement executed on January 6, 1997, and dated as of November 21, 1996, between Word Communications, Ltd.
         and Word Entertainment (Canada), Inc. (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K dated January 6, 1997 and incorporated herein by reference)

10.15 -- Addendum to Employment Agreement dated as of May 13, 1996, between the Company and Sam Moore (executed on June 22, 2000)*

10.16 -- Addendum to Employment Agreement dated as of May 10, 1996, between the Company and S. Joseph Moore (executed on June 22, 2000)*

10.17 -- Addendum to Employment Agreement dated as of May 10, 1996, between the Company and Joe L. Powers (executed on June 22, 2000)*

10.18 -- Thomas Nelson, Inc. 1997 Deferred Compensation Plan for Non-employee Directors (adopted on May 22, 1997)*

11    -- Statement re Computation of Per Share Earnings

13    -- Thomas Nelson, Inc. Annual Report to Shareholders for the year ended
         March 31, 2000 (to the extent of portions specifically incorporated by reference)

21    -- Subsidiaries of the Company

23    -- Consent of Independent Public Accountants

27    -- Financial Data Schedule (for SEC use only)


      *Management contract or compensatory plan or arrangement.


(b)   Reports on Form 8-K

   No reports on Form 8-K were filed during fiscal 2000.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THOMAS NELSON, INC.


                              By:       /s/ Sam Moore
                                  ---------------------------
                                       Sam Moore, Chief
                                Executive Officer and President

                              Date:  June 28, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


       Signature                  Title                      Date
      -----------              ----------                 ----------
     /s/  Sam Moore         Chairman of the Board of     June 28, 2000
    -------------------      Directors, Chief Executive
        Sam Moore            Officer and President
                             (Principal Executive
                             Officer)

     /s/ S. Joseph Moore     Executive Vice President     June 28, 2000
    --------------------      and Director
      S. Joseph Moore


     /s/  Joe L. Powers      Executive Vice President      June 28, 2000
    ---------------------     Secretary (Principal
       Joe L. Powers          Financial and Accounting
                              Officer)

     / s / Brownlee O.
           Currey, Jr.       Director                      June 28, 2000
    ----------------------
    Brownlee O. Currey, Jr.


     /s/  W. Lipscomb
           Davis, Jr.        Director                      June 28, 2000
    ----------------------
     W. Lipscomb Davis, Jr.


     /s/  Robert J. Niebel   Director                      June 28, 2000
    -----------------------
       Robert J. Niebel


     /s/  Millard V. Oakley  Director                      June 28, 2000
    -----------------------
      Millard V. Oakley


     /s/  Andrew Young       Director                      June 28, 2000
    -----------------------
         Andrew Young




                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Thomas Nelson, Inc.:

  We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Thomas Nelson's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 19, 2000. Our audit was made for the purpose of forming an opinion on those consolidated statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                        /s/ Arthur Andersen LLP



Nashville, Tennessee
May 19, 2000



                  THOMAS NELSON, INC. AND SUBSIDIARIES

                               SCHEDULE II
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                            March 31, 2000    March 31, 1900   March 31, 1998
                            -------------------------------------------------
Reserve for Sales Returns:
     Balance at beginning
        of period           $4,844,000          $3,934,000       $4,773,000
     Additions:
       1.  Charged to costs
             and expenses      227,000             910,000                -
       2.  Charged to other
             accounts                -                   -                -
     Deductions:  charge-offs        -                   -          839,000
                             ------------------------------------------------
     Balance at end of
        period               $5,071,000         $4,844,000       $3,934,000
                             ================================================
Reserve for Doubtful
   Accounts:
     Balance at beginning
        of period            $2,138,000         $2,228,000       $2,227,000
     Additions:
       1.  Charged to costs
             and expenses     2,369,000          2,027,000        1,778,000
       2.  Charged to other
             accounts           336,000                  -                -
     Deductions:  charge-offs 2,743,000          2,117,000        1,777,000
                              -----------------------------------------------
     Balance at end of
        period               $2,100,000         $2,138,000       $2,228,000
                              ===============================================
Discontinued Operations:
     Balance at beginning
        of period            $2,705,000         $5,197,000       $9,101,000
     Additions:
       1.  Charged to costs
             and expenses             -                  -                -
       2.  Charged to other
             accounts                 -                  -                -
     Deductions:  charge-offs    281,000         2,492,000        3,904,000
                              -----------------------------------------------
     Balance at end of
        period                $2,424,000        $2,705,000       $5,197,000
                              ===============================================
Restructuring:
     Balance at beginning
        of period             $3,067,000         $       -       $        -
     Additions:
       1.  Charged to costs
             and expenses              -          4,666,000               -
       2.  Charged to other
             accounts                  -                  -               -
     Deductions:  charge-offs  3,067,000          1,599,000               -
                               ----------------------------------------------
     Balance at end of
        period                $        -         $3,067,000       $       -
                               ==============================================

                                    INDEX TO EXHIBITS



Exhibit                                                                 Page
Number                                                                 Number
-------                                                                ------
10.15 --   Addendum to Employment Agreement for Sam Moore                21

10.16 --   Addendum to Employment Agreement for S. Joseph Moore          22

10.17 --   Addendum to Employment Agreement for Joe L. Powers            23

10.18 --   Thomas Nelson, Inc. 1997 Deferred Compensation Plan
           for Non-employee Directors                                    24

11    --   Statement re Computation of Per Share Earnings                28

13    --   Thomas Nelson, Inc. Annual Report to Shareholders for
           the year ended March 31, 2000 (to the extent of portions
           specifically incorporated by reference)

21    --   Subsidiaries of the Company                                   29

23    --   Consent of Independent Public Accountants                     30

27    --   Financial Data Schedule (for SEC purposes only)


