Form 10-Q
period 2000-06-30
NELSON THOMAS INC
filed 2000-08-14
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549


                           FORM 10-Q


                           (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 2000

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 0-4095


                      THOMAS NELSON, INC.

     (Exact name of Registrant as specified in its charter)


            Tennessee                            62-0679364
 (State  or other jurisdiction of              (I.R.S.Employer
  incorporation or organization)           Identification number)


  501 Nelson Place,Nashville, Tennessee               37214-1000
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

      At August 10, 2000, the Registrant had outstanding 13,145,400 shares of Common Stock and 1,085,801 shares of Class B Common Stock.

                                     PART I

Item 1.   Financial Statements


                      THOMAS NELSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                  June 30,       March 31,        June 30,
                                   2000            2000             1999
                                (Unaudited)                      (Unaudited)
                                -----------     -----------      -----------
ASSETS
  Current assets
    Cash and cash equivalents    $  1,396          $    814       $    940
    Accounts receivable, Less
      allowances of $6,307,
      $7,171 and $5,908,
      respectively                 74,704            79,052         73,658
    Inventories                    88,096            74,809         71,070
    Prepaid expenses               16,166            13,652         13,370
    Assets held for sale           19,839            22,168            -
    Deferred tax assets             9,679             9,679          6,715
                                 -----------      -----------    -----------
  Total current assets            209,880           200,174        165,753
  Property, plant and
    equipment, net                 17,718            17,423         25,645
  Other assets                      8,241             9,904          9,359
  Deferred charges                    791               959          1,193
  Goodwill                         70,258            69,770         58,515
                                 -----------      -----------    -----------
TOTAL ASSETS                     $306,888          $298,230       $260,465
                                 ===========      ===========    ===========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
    Current liabilities
      Accounts payable           $ 33,734          $ 27,350       $ 16,513
      Accrued expenses             12,917            16,142         14,526
      Deferred revenue              8,448             6,553             22
      Dividends payable               569               569            569
      Income taxes payable          1,042             3,851            276
    Current portion of long-
        term debt & capital
       lease obligations            5,893             7,592          4,787
                                 -----------       -----------    ----------
    Total current liabilities      62,603            62,057         36,693

    Long-term debt                108,237           100,359         93,024
    Deferred tax liabilities        2,606             2,606          4,432
    Other liabilities               1,444             1,476          1,505

    Shareholders' equity
      Preferred stock, $1.00 par
        value, authorized
        1,000,000 shares;
        none issued                   -                  -             -
      Common stock, $1.00 par
        value, authorized
        20,000,000 shares;
        issued 13,145,400,
        13,144,776 and
        13,123,260, respectively   13,145            13,145         13,123
      Class B common stock, $1.00
        par value, authorized
        5,000,000 shares; issued
        1,085,801, 1,085,819 and
        1,101,524 shares,
        respectively                1,086             1,086          1,102
      Additional paid-in capital   43,126            43,126         43,054
      Retained earnings            74,641            74,375         67,532
                                 -----------       -----------    ----------
    Total shareholders' equity    131,998           131,732        124,811
                                 -----------       -----------    ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY          $306,888          $298,230       $260,465
                                 ===========       ===========    ==========
See Accompanying Notes

                      THOMAS NELSON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                              Three Months Ended
                                                  June 30,
                                            2000            1999
                                         -------------------------

NET REVENUES                             $  65,430      $  59,116

COST AND EXPENSES:

     Cost of goods sold                     36,943         33,283
     Selling, general and administrative    24,627         21,779
     Amortization of goodwill and
          non-compete agreements               619            383
                                          ------------------------
               Total expenses               62,189         55,445
                                          ------------------------
OPERATING INCOME                             3,241          3,671

Other income(expense)                         (210)            22
Interest expense                             1,819          1,520
                                          ------------------------
Income before income taxes                   1,212          2,173
Provision for income taxes                     376            793
                                          ------------------------
NET INCOME                               $     836      $   1,380
                                          ========================

Weighted average number
     of shares outstanding:
          Basic                             14,231         14,279
                                          ========================
          Diluted                           14,259         14,285
                                          ========================

NET INCOME PER SHARE:
          Basic                          $    0.06      $    0.10
                                          ========================
          Diluted                        $    0.06      $    0.10
                                          ========================

DIVIDENDS DECLARED PER SHARE             $    0.04      $    0.04
                                          ========================
See Accompanying Notes

                      THOMAS NELSON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                           Three Months Ended June 30,
                                         ------------------------------
                                            2000            1999
                                         ------------------------------
                                          (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $    836         $  1,380
  Adjustments to reconcile net income
    to net cash used in operations:
       Depreciation and amortization         2,200             1,975
       Loss on sale of fixed assets
         and assets held for sale              261               -
  Changes in assets and liabilities,
    net of acquisitions and disposals:
       Accounts receivable, net              4,348             4,672
       Inventories                         (13,287)          ( 2,912)
       Prepaid expenses                    ( 2,514)          (   496)
       Accounts payable and accrued
         expenses                            3,159           ( 6,520)
       Deferred revenues                     1,895                -
       Income taxes currently payable
         and deferred                      ( 2,809)          ( 2,517)
                                         -----------------------------
  Net cash used in continuing operations   ( 5,911)          ( 4,418)
                                         -----------------------------

  Discontinued operations:
       Changes in discontinued assets          -                   2
       Cash provided by discontinued
         operations                            -                  50
                                         -----------------------------
  Net cash provided by discontinued
    operations                                 -                  52
                                         -----------------------------
  Net cash used in operating activities    ( 5,911)          ( 4,366)
                                         -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                     ( 1,328)          (   337)
  Proceeds from sale of fixed assets
    and assets held for sale                 2,011               157
  Purchase of net assets of acquired
    companies - net of cash received       (   760)          ( 6,151)
  Changes in other assets and deferred
    charges                                    992               317
                                         -----------------------------
  Net cash provided by (used in)
    investing activities                       915           ( 6,014)
                                       -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit           10,500            13,581
  Payments on capital lease obligations        -             (     5)
  Payments on long-term debt               ( 4,321)          (   727)
  Dividends paid                           (   569)          (   576)
  Proceeds from issuance of common stock       -                 -
  Common stock repurchased and retired         -             ( 1,649)
  Other financing activities               (    32)               87
                                         -----------------------------
  Net cash provided by financing
    activities                               5,578            10,711
                                         -----------------------------
  Net increase in cash and cash
    equivalents                                582               331
  Cash and cash equivalents at beginning
    of period                                  814               609
                                         -----------------------------
  Cash and cash equivalents at end
    of period                             $  1,396          $    940
                                         =============================
  Supplemental disclosures of non-cash
    investing and financing activities:
       Dividends accrued and unpaid       $    569          $    569



              THOMAS NELSON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note A - Basis of Presentation

      The accompanying unaudited consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 2000.

     The consolidated balance sheet and related information in these notes as of March 31, 2000, have been taken from the audited consolidated financial statements as of that date. Certain reclassifications have been made to conform presentation of the fiscal 2000 financial statements with fiscal 2001 presentation.

Note B - New Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. The Company anticipates adopting the provisions of SFAS No. 133 effective April 1, 2001 and is continuing to determine the effects of SFAS No. 133 on the Company's financial statements.

Note C - Inventories

      Components of inventories consisted of the following (in thousands):

                           June 30,   March 31,  June 30,
                             2000       2000       1999
                          -------------------------------------

    Finished goods        $ 85,017   $ 66,261    $ 64,705
    Raw materials and
       work in process       3,079      8,548       6,365
                          -------------------------------------
                          $ 88,096   $ 74,809    $ 71,070
                          =====================================

Note D - Cash Dividend

    On May 25, 2000, the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend is payable August 21, 2000, to shareholders of record on August 7, 2000.

Note E - Operating Segments

    The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", at March 31, 1999, which changes the way the Company reports information about its operating segments. The Company is organized and managed based upon its products.

    The Company has two reportable business segments, identified as publishing and gift. The publishing segment primarily creates and markets Bibles, inspirational books, videos and hosts inspirational seminars for women. The gift segment primarily designs and markets gift products, including stationery items, albums, journals, candles, etc.

    Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items not allocated to reportable segments (in thousands).

Three Months Ended        Publishing       Gift      Other      Total
----------------------------------------------------------------------
June 30, 2000:
  Revenues                $  46,905   $  18,525   $      0  $  65,430
  Operating income            3,922     (   681)         0      3,241

June 30, 1999:
  Revenues                $  39,386   $  19,730   $      0  $  59,116
  Operating income            3,402         269          0      3,671


As of June 30, 2000:
  Identifiable assets       133,165      78,392     95,331    306,888

As of June 30, 1999:
  Identifiable assets:      124,067      71,167     65,231    260,465



Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations

OVERVIEW

    The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                  Three Months Ended      Fiscal
                                       June 30,        Year-to-Year
                                  -------------------    Increase
                                    2000      1999      (Decrease)
                                  ------------------------------------
                                    (%)       (%)           (%)
    Net revenues:
      Publishing                    71.7     66.6          19.1
      Gift                          28.3     33.4         ( 6.1)
                                  ------------------------------------
           Total   net  revenues   100.0    100.0          10.7
                                  ------------------------------------
    Expenses:
      Cost of goods sold            56.5     56.3          11.0
      Selling, general and
       administrative               37.6     36.8         (13.1)
      Amortization of goodwill
       and non-compete agreements    0.9      0.7         (61.6)
                                  ------------------------------------
            Total expenses          95.0     93.8          12.2
                                  ------------------------------------
    Operating income                 5.0      6.2         (11.7)
                                  ====================================
    Net income                       1.3      2.3         (39.4)
                                  ====================================

    The Company's net revenues fluctuate seasonally, with net revenues in the first fiscal quarter historically being lower than those for the remainder of the year. This seasonality is the result of increased consumer purchases of the Company's products during the traditional holiday periods. Due to this seasonality, the Company has historically incurred a loss or recognized only a small profit during the first quarter of each fiscal year. In addition, the Company's quarterly operating results may fluctuate significantly due to the seasonality of new product introductions, the timing of selling and marketing expenses and changes in sales and product mixes.

    The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements and a number of factors may affect future results, liquidity and capital resources. These factors include softness in the general retail environment, the timing of products being introduced into the market, the level of returns experienced by operating divisions, the level of margins achievable in the marketplace and the ability to minimize operating expenses. Although the Company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy during the remainder of fiscal 2001. The Company disclaims any intent or obligation to update forward-looking statements.


Results of Operations
---------------------

    Net revenues for the first three months of fiscal 2001 increased
$6.3 million, or 10.7%, over the same period in fiscal 2000. The publishing product net revenues increased $7.5 million, or 19.1%, compared to the prior year primarily due to revenues generated by the recently acquired operations of Women of Faith and Rutledge Hill Press and a strong performance by our core publishing groups across the board. Net revenues from gift products decreased $1.2 million, or 6.1%, primarily due to product availability and distribution issues in the month of April, which the stronger sales permance in May and June did not fully offset. Price increases did not have a material effect on net revenues.

   The Company's cost of goods sold for the first three months of fiscal 2001 increased by $3.7 million, or 11.0%, over the same period in fiscal 2000 and, as a percentage of net revenues, increased to 56.5% for the first three months of fiscal 2001 from 56.3% in the comparable period in fiscal 2000. This small increase in cost of goods sold as a percentage of net revenues is due to a slight shift in product mix from higher margin book products to lower margin Bible products.

    Selling, general and administrative expenses for the first three months of fiscal 2001 increased by $2.8 million, or 13.1%, from the same period in fiscal 2000 and as a percentage of net revenues, increased to 37.6% for the first three months of fiscal 2001 versus 36.8% in the same period in fiscal 2000. The increase in selling, general and administrative expenses in dollars and as a percentage of net revenues is directly related to the three prior year acquisitions of Ceres, Rutledge Hill Press and Women of Faith, which were not included in the Company's operations during the first quarter of fiscal 2000. Each of these operations went through its seasonally weakest period in the first quarter.

    Interest expense for the first three months of fiscal 2001 increased by $299,000, or 19.7%, over the same period in fiscal 2000. The increase in interest expense is directly related to borrowings associated with the three prior year acquisitions.

Liquidity and Capital Resources
-------------------------------

    At June 30, 2000, the Company had $1.4 in cash and cash equivalents.
The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At June 30, 2000, the Company had working capital of $147.3 million.

    Net cash used in operating activities was $5.9 million and $4.4 million for the first three months of fiscal 2001 and 2000, respectively. Cash used in operations during the first three months of fiscal 2001 was principally attributable to increases in inventory. Inventories grew by $17 million from last year. Approximately $5 million of the increase is attributable to inventories of acquired operations discussed above. Gift and Publishing inventories increased by approximately $8 million and $4 million, respectively. The Gift increase resulted from the Company's move to outsource manufacturing of gift products, coupled with a desire to minimize fill rate issues encountered in the fourth quarter of fiscal 2000. Publishing increases occurred in the Bible area, where the Company also sought to improve fill rates.

    During the first three months of fiscal 2001, capital expenditures totaled approximately $1.3 million, which was used primarily to purchase computer and warehousing equipment. During the remainder of fiscal 2001, the Company anticipates capital expenditures of approximately $2.7 million, primarily consisting of additional computer and warehousing equipment.

   The Company's bank credit facilities are unsecured and consist of a $100 million credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The $100 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on December 13, 2005. The $10 million credit facility bears interest at LIBOR plus a percentage, subject to adjustment based on certain financial ratios and matures on July 31, 2001. At June 30, 2000, the Company had $94 million of borrowings outstanding under the Credit Agreements, and $16 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

    The increase in long-term debt at June 30, 2000, over the prior year is primarily attributable to the acqusisions of Rutledge Hill Press and Women of Faith, which occurred in the third and fourth quarters of fiscal 2000, respectively.

    At June 30, 2000, the Company had outstanding approximately
$15.5 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 9.50% due through fiscal 2008.

   Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-total-capital ratios which are similarly calculated for each debt agreement. At June 30, 2000, the Company was in compliance with all covenants of these debt agreements, as amended.

     Management believes cash generated by operations and borrowings available under the Credit Agreements will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 2001.

Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.


                             PART II


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits required by Item 601 of Regulation S-K

         Exhibit 11 - Statement re Computation of Per Share Earnings

         Exhibit 27 - Financial Data Schedule

     (b) No Form 8-K was filed by the Company during the quarter ended June 30, 2000.


                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Thomas Nelson, Inc.
                                         (Registrant)


August  14, 2000                   BY   /s/ Joe L. Powers
------------------------                -------------------------------
                                        Joe L. Powers
                                        Executive Vice President
                                        (Principal Financial and
                                        Accounting Officer)

                        INDEX TO EXHIBITS

Exhibit
Number
-----------

11    --  Statement re Computation of Per Share Earnings

27    --  Financial Data Schedule (for SEC purposes only)