Form 10-Q
period 2000-09-30
NELSON THOMAS INC
filed 2000-11-14
CIK 71023

SECURITIES AND EXCHANGE C OMMISSION
                     WASHINGTON, DC  20549


                           FORM 10-Q


                           (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 2000

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

          At November 9, 2000, the Registrant had outstanding 13,255,792 shares of Common Stock and 1,085,801 shares of Class B Common Stock.


                   THOMAS NELSON, INC. AND SUBSIDIARIES
                  CONSOLIDATED  CONDENSED BALANCE SHEETS
                         (Dollars in thousands)
                                    September 30,  March 31,   September 30,
                                         2000        2000        1999
                                    -------------  ----------  -------------
                                     (Unaudited)                (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents          $    666     $    814     $    2,860
    Accounts receivable, less
      allowances of $7,233, $7,171
      and $6,914, respectively           86,526       79,052         82,414
    Inventories                          86,068       74,809         66,272
    Prepaid expenses                     16,425       13,652         12,527
    Assets held for sale                 19,632       22,168            -
    Deferred tax assets                   9,679        9,679          6,715
                                     ------------  -----------  ------------
  Total current assets                  218,996      200,174        170,788
  Property, plant and equipment, net     17,797       17,423         24,709
  Other assets                            8,780        9,904          9,016
  Deferred charges                          659          959          1,592
  Goodwill                               70,964       69,770         58,321
                                     ------------  -----------  ------------
TOTAL ASSETS                           $317,196     $298,230       $264,426
                                     ============  ===========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                   $ 39,949     $ 27,350       $ 19,097
    Accrued expenses                     14,450       16,142         15,233
    Deferred revenue                      6,363        6,553            -
    Dividends payable                       574          569            569
    Income taxes currently                2,378        3,851          2,509
    Current portion of long-term
      debt and capital lease
      obligations                         5,929        7,592          2,441
                                      ------------  -----------  ------------
  Total current liabilities              69,643       62,057         39,849
  Long-term debt                        108,249      100,359         90,066
  Deferred tax liabilities                2,606        2,606          4,432
  Other liabilities                       1,324        1,476          1,502
  Minority interest                         119          -              -
  Shareholders' equity:
    Preferred stock, $1.00 par value,
      authorized 1,000,000 shares; none
      issued                                -            -              -
    Common stock, $1.00 par value,
      authorized 20,000,000 shares;
      issued 13,255,792, 13,144,776
      and 13,133,976 shares,
      respectively                       13,256       13,145         13,134
    Class B common stock, $1.00
      par value, authorized 5,000,000
      shares; issued 1,085,801,
      1,085,819 and 1,096,619 shares,
      respectively                        1,086        1,086          1,097
    Additional paid-in capital           43,834       43,126         43,126
    Retained earnings                    77,079       74,375         71,220
                                      ------------  -----------  ------------
  Total shareholders' equity            135,255      131,732        128,577
                                      ------------  -----------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                 $317,196     $298,230       $264,426
                                      ============  ===========  ============


                    THOMAS NELSON, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                               Six Months Ended      Three Months Ended
                                 September 30,          September 30,
                                2000        1999       2000         1999
                             ----------- ----------- ----------  -----------
                             (Unaudited) (Unaudited) (Unaudited) (Unaudited)
NET REVENUES                  $146,551    $129,226     $81,121     $70,110

COST AND EXPENSES:
  Cost of goods sold            82,977      71,638      46,035      38,355
  Selling, general and
    administrative              52,158      45,075      27,531      23,271
  Amortization of goodwill
    and non-compete agreements   1,250         763         631         405
                              ----------- ---------- ----------  ----------
      Total expenses           136,385     117,476      74,197      62,031
                              ----------- ---------- ----------  ----------
OPERATING INCOME                10,166      11,750       6,924       8,079

Other income (expense)            (291)        249         (82)        227
Interest expense                 3,731       3,144       1,912       1,624
                               ---------- ---------- ----------  ----------
Income before income taxes and
  minority interest              6,144       8,855       4,930       6,682
Provision for income taxes       2,177       3,223       1,799       2,430
Minority interest                  119         -           119         -
                              ----------- ---------- ----------  ----------
NET INCOME                    $  3,848    $  5,632    $  3,012    $  4,252
                              =========== ========== ==========  ==========
Weighted average number
     of shares outstanding:
          Basic                 14,255      14,253      14,278      14,227
                              =========== ========== ==========  ==========
          Diluted               14,289      14,258      14,324      14,230
                              =========== ========== ==========  ==========
NET INCOME PER SHARE:
          Basic                  $0.27       $0.40       $0.21       $0.30
                              =========== ========== ==========  ==========
          Diluted                $0.27       $0.40       $0.21       $0.30
                              =========== ========== ==========  ==========

DIVIDENDS DECLARED PER SHARE     $0.08       $0.08       $0.04       $0.04
                              =========== ========== ==========  ==========
See Accompanying Notes


                  THOMAS NELSON, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                              Six Months Ended September 30,
                                              ------------------------------
                                                   2000           1999
                                               ------------   -------------
                                               (Unaudited)     (Unaudited)
CASH FLOWS FROM CONTINUING OPERATING
  ACTIVITIES:
     Net income                                  $ 3,848         $ 5,632
     Adjustments to reconcile net income to
         net cash provided by (used in)
         operations:
       Minority interest                             119             -
       Depreciation and amortization               4,386           4,073
       Loss on sale of fixed assets and
         assets held for sale                        236             -
     Changes in assets and liabilities, net of
         acquisitions and disposals:
       Accounts receivable, net                   (7,474)         (4,084)
       Inventories                               (11,259)          1,886
       Prepaid expenses                           (2,773)            347
       Accounts payable and accrued expenses      10,907          (5,966)
       Deferred revenues                           (190)             -
       Income taxes currently payable
         and deferred                            (1,473)            (284)
                                               -----------     -----------
Net cash provided by (used in) continuing
  operations                                     (3,673)           1,604
                                               -----------     -----------
  Discontinued operations:
    Changes in discontinued assets                  -                 33
                                               -----------     -----------
Net cash provided by discontinued operations        -                 33
                                               -----------     -----------
Net cash provided by (used in) operating
  activities                                     (3,673)           1,637
                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (2,368)            (578)
  Proceeds from sale of business and
    discontinued assets                           2,068              421
  Purchase of net assets of acquired
    companies - net of cash received               (760)          (4,069)
  Changes in other assets and deferred
    charges                                        (411)            (653)
                                               -----------     -----------
Net cash used in investing activities            (1,471)          (4,879)
                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                10,850           14,150
  Payments under capital lease obligation           -                (11)
  Payments on long-term debt                     (4,623)          (6,019)
  Dividends paid                                 (1,139)          (1,140)
  Proceeds from issuance of common stock              2                1
  Common stock repurchased and retired                -           (1,649)
  Other financing activities                        (94)             161
                                               -----------     -----------
Net cash provided by (used in) financing
  activities                                      4,996            5,493
                                               -----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                      (148)           2,251
Cash and cash equivalents at beginning of
  period                                            814              609
                                               -----------     -----------
Cash and cash equivalents at end of period       $  666           $2,860
                                               ===========     ===========
Supplemental disclosures of non-cash investing
  and financing activities:
   Dividends accrued and unpaid                  $  574           $  569
   Acquisition of minority interest of
     consolidated subsidiary by
     issuance of 108,574 common shares           $  760              -


                      THOMAS NELSON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

   The accompanying unaudited consolidated condensed financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 2000.

   The consolidated balance sheet and related information in these notes as of March 31, 2000, have been taken from the audited consolidated financial statements as of that date. Certain reclassifications have been made to conform presentation of the fiscal 2000 financial statements with fiscal 2001 presentation.

Note B - New Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective, as amended, for fiscal years beginning after June 15, 2000.
SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. The Company anticipates adopting the provisions of SFAS No. 133 effective April 1, 2001 and does not expect that it will have a material impact on the Company's financial statements.

    In September 2000, the Emerging Issue Task Force of the FASB issued
Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs"
("EITF 00-10"). EITF 00-10 addresses the income statement classification of shipping and handling fees both billed and incurred by entities. The Company will adopt EITF 00-10 on January 1, 2001, and does not expect the adoption to have a material impact on its consolidated financial statements.

Note C - Inventories

   Components  of  inventories consisted of  the  following  (in thousands):

                          September 30,    March 31,    September 30,
                              2000           2000           1999
                          -------------   -----------   -------------
Finished goods              $77,745         $66,261       $58,761
Raw materials and
   work in process            8,323           8,548         7,511
                          -------------   -----------   -------------
                            $86,068         $74,809       $66,272



Note D - Cash Dividend

   On May 25, 2000 the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend was paid August 21, 2000, to shareholders of record on August 7, 2000.

   On August 18, 2000, the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend is payable November 20, 2000 to shareholders of record on November 6, 2000.

Note E - Operating Segments

   The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," at March 31, 1999, which changed the way the Company reports information about its operating segments. The Company is organized and managed based upon its products.

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


For the Three Months Ended   Publishing       Gift       Other       Total
--------------------------   ----------   ----------  ----------  ----------
September 30, 2000:
    Revenues                  $ 53,810      $27,311     $   -      $ 81,121
    Operating income             6,334          590         -         6,924

September 30, 1999:
    Revenue                   $ 41,141       28,969         -        70,110
    Operating income             4,073        4,006         -         8,079


For the Six Months Ended     Publishing       Gift      Other        Total
------------------------     ----------   -----------  ----------  ---------
September 30, 2000:
    Revenues                  $100,715      $45,836     $   -      $146,551
    Operating income            10,169          (3)         -        10,166

September 30, 1999:
    Revenues                  $ 80,533     $48,693      $   -      $129,226
    Operating income             7,412       4,338          -        11,750


As of September 30, 2000:
    Identifiable assets       $137,428     $84,023      $95,745    $317,196

As of September 30, 1999:
    Identifiable assets       $126,675     $72,715      $65,036    $264,426



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

   The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                            Six Months Ended      Fiscal Year-to-Year
                              September 30,            Increase
                             2000     1999            (Decrease)
                            -------  -------        ---------------
                              (%)      (%)                (%)
Net revenues
    Publishing                68.7     62.3              25.1
    Gift                      31.3     37.7              (5.9)
                             -----    -----             ------
       Total net revenues    100.0    100.0              13.4
                             -----    -----             ------
Expenses
    Cost of goods sold        56.6     55.4              15.8
    Selling, general and
      administrative          35.6     34.9              15.7
    Amortization of
      goodwill and
      non-compete
      agreements               0.9      0.6             63.9
                              -----    -----           ------
        Total expenses        93.1     90.9             16.1
                              -----    -----           ------
Operating income               6.9      9.1            (13.5)
                              =====    =====           ======
Net income                     2.6      4.4            (31.7)
                              =====    =====           ======


   The Company's net revenues fluctuate seasonally, with net revenues in the first fiscal quarter historically being lower than those for the remainder of the year. This seasonality is the result of increased consumer purchases of the Company's products during the traditional holiday periods. Due to this seasonality, the Company has historically incurred a loss or recognized only a small profit during the first quarter of each fiscal year. In addition, the Company's quarterly operating results may fluctuate significantly due to the seasonality of new product introductions, the timing of selling and marketing expenses, changes in sales and product mixes.

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


Results of Operations
---------------------

   Net revenues for the first six months of fiscal 2001 increased $17.3 million, or 13.4%, and for the second quarter increased $11.0 million, or 15.7%, over the same periods in fiscal 2000. The publishing product net revenues for the first six months increased $20.2 million, or 25.1%, and for the second quarter increased $12.7 million, or 30.8%, compared to the prior year. The increases for both periods of fiscal 2001 were related almost entirely to revenues from operations acquired during the past twelve months. Net revenues for the first six months of fiscal 2000 were positively impacted by a book from a major author being released in the first quarter of fiscal 2000 with no comparable release in the current year period. Net revenues from gift products for the first six months decreased $2.9 million, or 5.9%, and for the second quarter decreased $1.7, or 5.7%, compared to the prior year. The decreases for both periods of fiscal 2001 were primarily due to a soft retail market for both publishing and gift segments. The year-to-date net revenues from gift products were also adversely impacted by product availability and distribution issues in the month of April. Price increases did not have a material effect on net revenues.

   The Company's cost of goods sold increased for the first six months of fiscal 2001 by $11.3 million, or 15.8%, and for the second quarter by $7.7 million, or 20.0%, over the same periods in fiscal 2000 and, as a percentage of net revenues, increased to 56.6% for the first six months of fiscal 2001 from 55.4% and for the second quarter to 56.7% from 54.7% in the comparable periods in fiscal 2000. The increase in cost of goods sold, as a percentage of net revenues, for both periods in fiscal 2001 resulted primarily from the impact of different cost structures of operations acquired over the past twelve months, which had a higher cost of goods sold as a percentage to revenue.

   Selling, general and administrative expenses for the first six months of fiscal 2001 increased by $7.1 million, or 15.7%, and for the second quarter increased $4.3 million, or 18.3%, from the same periods in fiscal 2000. These expenses, expressed as a percentage of net revenues, increased to 35.6% for the first six months of fiscal 2001 versus 34.9% and for the second quarter to 33.9% from 33.2% in the same periods in fiscal 2000. These increases as a percentage of net revenues for both periods were attributable to lower than anticipated sales volume in the gift product segment.

   The increase in interest expense for the first six months and the second quarter of fiscal 2001 compared to the prior periods in fiscal 2000 resulted from increased borrowing levels to fund acquisitions made over the past twelve months.


Liquidity and Capital Resources
-------------------------------

   At September 30, 2000, the Company had $0.7 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At September 30, 2000, the Company had working capital of $149.4 million.

   Net cash provided by (used in) operating activities was ($3.7) million and $1.6 million for the first six months of fiscal 2001 and 2000, respectively. Cash used in operations during the first six months of fiscal 2001 was principally attributable to an increase in accounts receivable due to an increase in revenues and timing of programs with mass merchandisers. Cash provided by operations during the first six months of fiscal 2000 was principally attributable to a decrease in inventories.

   During the first six months of fiscal 2001, capital expenditures totaled approximately $2.4 million primarily consisting of computer and warehousing equipment. During the remainder of fiscal 2001, the Company anticipates capital expenditures of approximately $1.6 million primarily consisting of computer and warehousing equipment.

   The Company's bank credit facilities are unsecured and consist of a $100 million credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The $100 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on December 13, 2005. The $10 million credit facility bears interest at LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on July 31, 2001. At September 30, 2000, the Company had
$94.6 million outstanding under the Credit Agreements, and $15.4 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

   At September 30, 2000, the Company had outstanding approximately
$15.6 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

   Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-total-capital ratios which are similarly calculated for each debt agreement. At September 30, 2000, the Company was in compliance with all covenants of these debt agreements, as amended.

   Management believes cash generated by operations and borrowings available under the Credit Agreements will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 2001.


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------
   There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.



                                PART II


Item 2.  Changes in Securities and Use of Proceeds

         On August 23, 2000, as consideration for the acquisition of minority interest shares (representing 3%) of a consolidated subsidiary, New Life Treatment Centers, Inc., the Company issued 108,574 shares of common stock to the minority shareholder. The issuance of these shares of common stock was exempt under Section 4(2) of the Securities Act of 1933.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on August 17, 2000 (the "Annual Meeting"). At the Annual Meeting, the stockholders of the Company voted to elect three Class Two directors, S. Joseph Moore;
Robert J. Niebel, Sr.; and Millard V. Oakley, for three-year terms and until their successors are duly elected and qualified. The following table sets for the the number of votes cast for and withheld/abstained with respect to each of the nominees:


      Nominee                  For       Withheld/Abstained    Against
----------------------    -------------  ------------------  -----------
S. Joseph Moore             18,756,510        180,552          34,890
Robert  J. Niebel, Sr.      18,775,273        162,789          33,890
Millard V. Oakley           18,758,373        179,589          33,990



Item  6.   Exhibits and Reports on Form 8-K.

           (a) Exhibits required by  Item 601 of Regulation S-K

               Exhibit 11 -  Statement re Computation of Per Share Earnings

               Exhibit 27 - Financial Data Schedule

           (b) The Company filed a Form 8-K on October 27, 2000 to disclose information concerning the Company's revision of its second quarter of fiscal 2001 earnings expectations. The Company filed a Form 8-K on November 1, 2000 to announce its second quarter of fiscal year 2001 financial results.



                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Thomas Nelson, Inc.
                                              (Registrant)

November 14, 2000                      BY       s/Joe L. Powers
--------------------                       -------------------------
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