Form 10-Q
period 2000-12-31
NELSON THOMAS INC
filed 2001-02-14
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
	                         WASHINGTON, DC  20549


                                	FORM 10-Q


                                	(Mark One)
	       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	                  THE SECURITIES EXCHANGE ACT OF 1934


             	For the quarterly period ended December 31, 2000

    	[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    	SECURITIES EXCHANGE ACT OF 1934

                     	Commission file number 0-4095


                          	THOMAS NELSON, INC.

          	(Exact name of Registrant as specified in its charter)


   	       Tennesse		                 					    62-0679364
 (State or other jurisdiction of	  (I.R.S. Employer Identification number)
  incorporation or organization)


  501 Nelson Place,  Nashville, Tennessee				37214-1000
  (Address of principal executive offices)   (Zip Code)

  Registrant's telephone number, including area code:  (615) 889-9000


 	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

  At February 12, 2001, the Registrant had outstanding 13,268,427 shares of Common Stock and 1,074,801 shares of Class B Common Stock.



                             THOMAS NELSON, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                 December 31,     March 31,    December 31,
                                    2000            2000          1999
                                 ------------   ------------   ------------
                                 (Unaudited)                   (Unaudited)
ASSETS
 Current assets
   Cash and cash equivalents      $  2,258       $    803       $    504
   Accounts receivable, less
     allowances of $9,562,
     $7,171 and $9,586,
     respectively                   79,586         78,132         75,746
   Inventories                      82,479         72,972         64,891
   Prepaid expenses                 15,962         13,532         12,809
   Assets held for sale             17,283         22,168              -
   Refundable income taxes             881              -              -
   Deferred tax assets               9,679          9,679          6,715
   Net assets of discontinued
     operations - Ceres              2,299         10,248          9,327
                                 ------------   ------------   ------------
 Total current assets              210,427        207,534        169,992
 Property, plant and equipment,
     net                            16,707         16,023         24,033
 Other assets                        7,901          8,912         22,022
 Deferred charges                      552            959          1,545
 Goodwill                           64,032         63,555         54,361
                                 ------------   ------------   ------------
TOTAL ASSETS                      $299,619       $296,983       $271,953
                                 ============   =============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
   Accounts payable               $ 31,442       $ 26,786       $ 15,186
   Accrued expenses                 14,809         15,468         13,550
   Deferred revenue                  5,703          6,553              -
   Dividends payable                   574            569            569
   Income taxes currently payable        -          3,851          1,043
   Current portion of long-term
     debt & capital lease
     obligations                     5,924          7,588          3,916
                                 ------------   ------------   ------------
 Total current liabilities          58,452         60,815         34,264
 Long-term debt                    107,646        100,354        100,917
 Deferred tax liabilities            2,606          2,606          4,432
 Other liabilities                   1,250          1,476          1,521
 Minority interest                     149              -              -
 Shareholders' equity
   Preferred stock, $1.00 par value,
     authorized 1,000,000 shares;
     none issued                         -              -              -
   Common stock, $1.00 par value,
     authorized 20,000,000 shares;
     issued 13,257,427, 13,144,776
     and 13,141,476 shares,
     respectively                   13,257         13,145         13,141
   Class B common stock, $1.00 par
     value, authorized 5,000,000
     shares; issued 1,085,801,
     1,085,819 and 1,089,119
     shares, respectively            1,086          1,086          1,089
   Additional paid-in capital       43,844         43,126         43,126
   Retained earnings                71,329         74,375         73,463
                                ------------   ------------   ------------
 Total shareholders' equity        129,516        131,732        130,819
                                ------------   ------------   ------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY           $299,619       $296,983       $271,953
                                ============   ============   ============
See Accompanying Notes


                    THOMAS NELSON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                Nine Months Ended       Three Months Ended
                                   December 31,             December 31,
                               2000        1999         2000        1999
                            ----------  ----------   ----------  ----------
                           (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
NET REVENUES                $221,677    $192,549     $ 72,719    $ 61,748

COSTS AND EXPENSES:
 Cost of goods sold          135,070     113,332       46,194      37,368
 Selling, general and
   administrative             68,554      57,408       22,781      17,276
 Depreciation and
   amortization                4,953       4,478        1,660       1,403
                            ----------  ----------   ----------  ----------
     Total expenses          208,577     175,218       70,635      56,047
                            ----------  ----------   ----------  ----------
OPERATING INCOME              13,100      17,331        2,084       5,701

Other income (expense)          (262)        263           29         (30)
Interest expense               4,499       4,233        1,281       1,459
                            ----------  ----------   ----------  ----------
Income from continuing
  operations before income
  taxes and minority
  interest                     8,339      13,361          832       4,212
Provision for income taxes     2,978       4,877          304       1,537
Minority interest                149           -           30           -
                             ----------  ----------   ----------  ----------
Income from continuing
  operations                   5,212       8,484          498       2,675

Discontinued operations -
  Ceres:
 Operating income (loss),
   net of applicable tax
   provision (benefit) of
   ($766), ($21), ($255)
   and $80, respectively     (1,332)        (37)        (444)        139
 Loss on disposal, net of
   applicable tax benefit
   of $2,995                 (5,210)          -       (5,210)          -
                            ----------  ----------   ----------  ----------
Total discontinued
   operations                (6,542)        (37)      (5,654)        139
Net income (loss)           $(1,330)    $ 8,447      $(5,156)    $ 2,814
                            ==========  ==========   ==========  ==========
Weighted average number
   of shares outstanding:
   Basic                     14,284      14,245       14,343      14,225
                            ==========  ==========   ==========  ==========
   Diluted                   14,303      14,250       14,343      14,227
                            ==========  ==========   ==========  ==========

NET INCOME (LOSS) PER SHARE:
   Basic
     Income from
     continuing
       operations          $   0.36     $  0.60     $  0.03     $  0.19
     Income (loss) from
       discontinued
       operations          $  (0.45)    $ (0.01)    $ (0.39)    $  0.01
                           ----------  ----------   ----------  ----------
     Net income (loss)
       per share           $  (0.09)    $  0.59     $ (0.36)    $  0.20
                           ==========  ==========   ==========  ==========
   Diluted
     Income from
       continuing
       operations          $   0.36     $  0.60     $  0.03     $  0.19
     Income (loss) from
       discontinued
       operations          $  (0.45)    $ (0.01)    $ (0.39)    $  0.01
                           ----------  ----------   ----------  ----------
     Net income (loss)
       per share           $  (0.09)    $  0.59     $ (0.36)    $  0.20
                           ==========  ==========   ==========  ==========
DIVIDENDS DECLARED PER
  SHARE                    $   0.12     $  0.12     $  0.04     $  0.04
                           ==========  ==========   ==========  ==========
See Accompanying Notes



                    THOMAS NELSON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                            Nine Months Ended December 31,
                                            ------------------------------
                                                 2000             1999
                                            --------------  --------------
                                             (Unaudited)      (Unaudited)

CASH FLOWS FROM CONTINUING OPERATING
  ACTIVITIES:
    Net income                                 $ 5,212          $ 8,484
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operations:
        Minority interest                          149                -
        Depreciation and amortization            4,953            4,478
        Loss (gain) on sale of fixed assets
          & assets held for sale                   198                -
    Changes in assets and liabilities,
      net of acquisitions and disposals:
        Accounts receivable, net                (1,454)           3,140
        Inventories                             (9,507)           3,896
        Prepaid expenses                        (2,430)             281
        Accounts payable and accrued expenses    3,997          (12,444)
        Deferred revenues                          850                -
        Income taxes currently payable          (1,800)          (1,750)
                                            --------------  --------------
Net cash provided by (used in) continuing
  operations                                       168            6,085
                                            --------------  --------------
  Discontinued operations:
        Loss from discontinued operations       (1,332)             (37)
        Changes in discontinued assets          (1,766)            (454)
                                            --------------  --------------
Net cash provided by (used in) discontinued
  operations                                    (3,098)            (491)
                                            --------------  --------------
Net cash provided by (used in) operating
  activities                                    (2,930)           5,594
                                            --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (3,185)          (2,491)
  Proceeds from sales of fixed assets
    and assets held for sale                     3,658            1,445
  Purchase of net assets of acquired
    companies - net of cash received              (760)          (8,407)
  Changes in other assets and deferred charges     111          (13,557)
                                            --------------  --------------
Net cash provided by (used in) investing
  activities                                      (176)         (23,010)
                                            --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings/payments under line of
    credit agreement                            14,750           27,680
  Payments under capital lease obligation            -              (16)
  Payments on long-term debt                    (9,137)          (7,173)
  Dividends paid                                (1,713)          (1,711)
  Proceeds from issuance of common stock             3                -
  Common stock repurchased and retired               -           (1,649)
  Other financing activities                       658              180
                                            --------------  --------------
Net cash provided by (used in) financing
  activities                                     4,561           17,311
                                            --------------  --------------
Net increase (decrease) in cash and
  cash equivalents                               1,455             (105)
Cash and cash equivalents at beginning
  of period                                        803              609
                                            --------------  --------------
Cash and cash equivalents at end of period     $ 2,258          $   504
                                            ==============  ==============
Supplemental disclosures of non-cash
  investing and financing activities:
    Dividends accrued and unpaid               $   574          $   569
    Acquisition through shares issued
      (108,574 common shares)                  $   760          $     -


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

		In September 2000, the Emerging Issue Task Force of the FASB issued
Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs"
("EITF 00-10").  EITF 00-10 addresses the income statement classification of shipping and handling fees both billed and incurred by entities. The Company adopted EITF 00-10 effective October 1, 2000.  This pronouncement had no impact on the Company's operating income, but did require reclassifications of freight expense from selling, general and administrative expenses to net revenues for amounts billed to customers and to cost of goods sold for the cost of freight.  These reclassifications have been made for all periods presented.


Note C - Inventories

Components of inventories consisted of the following (in thousands):

                                December 31,     March 31,    December 31,
                                    2000           2000           1999
                                ------------   ------------   ------------
Finished goods                    $73,784         $66,239       $58,635
Raw materials and work in
  process                           8,695           6,733         6,256
                                ------------   ------------   ------------
                                  $82,479         $72,972       $64,891
                                ============   ============   ============


Note D - Cash Dividend

	 On May 25, 2000 the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend was paid August 21, 2000, to shareholders of record on August 7, 2000.

 	On August 18, 2000, the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend was paid November 20, 2000 to shareholders of record on November 6, 2000.

 	On November 16, 2000, the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend is payable February 12, 2001 to shareholders of record on January 29, 2001.


Note E - Operating Segments

 	The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," at March 31, 1999, which changed the way the Company reports information about its operating segments. The Company is organized and managed based upon its products.

 	The Company has two reportable business segments, identified as publishing and gift. The publishing segment primarily creates and markets Bibles, inspirational books, videos and hosts inspirational seminars for women. The gift segment primarily designs and markets gift products, including stationery items, albums, journals, etc.

 	Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items not allocated to reportable segments and discontinued operations (in thousands).

For the Three Months Ended     Publishing      Gift       Other      Total
--------------------------     ----------   ----------  ---------  ---------
December 31, 2000:
  Revenues                      $ 54,372     $ 18,347    $    -     $ 72,719
  Operating income:                5,098       (3,014)        -        2,084

December 31, 1999:
  Revenues                      $ 45,706     $ 16,042    $    -     $ 61,748
  Operating income:                6,520         (819)        -        5,701

For the Nine Months Ended      Publishing      Gift       Other      Total
-------------------------      ----------   ----------  ----------  --------
December 31, 2000:
  Revenues                      $159,276     $ 62,401    $    -     $221,677
  Operating income:               16,785       (3,685)        -       13,100

December 31, 1999:
  Revenues                      $129,885     $ 62,664    $    -     $192,549
  Operating income:               15,201        2,130         -       17,331


As of December 31, 2000:
  Identifiable assets           $140,453     $ 69,232    $89,934    $299,619

As of December 31, 1999:
  Identifiable assets           $124,748     $ 63,193    $84,012    $271,953



Note F - Discontinued Operations

 	During December 2000, the Company decided to sell the Ceres Candle operation, a division of its Gift segment. This sale is expected to be completed by January 1, 2002. These operations have been accounted for as discontinued operations and accordingly, their assets, liabilities and results of operations are segregated in the accompanying consolidated statements of operations, balance sheets and statements of cash flows and have been reclassified for all periods presented. Revenues, as well as the losses from operations, net of income tax benefits associated with the discontinued operations, as well as the loss on disposal were as follows for the nine months ended December 31 (in thousands):

                                                2000          1999
                                             ---------     ---------
Net revenues                                  $ 5,416       $ 6,141
                                             ---------     ---------
Loss from operations before income tax
  benefit                                     $(2,098)      $   (58)
Income tax benefit                               (766)          (21)
                                             ---------     ---------
Loss from operations                           (1,332)          (37)
                                             ---------     ---------
Loss on disposal before income tax
  benefit(F1)                                  (8,205)            -
Income tax provision benefit                   (2,995)            -
                                             ---------     ---------
Loss on disposal                               (5,210)            -
                                             ---------     ---------
Total loss from discontinued operations       $(6,542)     $    (37)

<F1> The loss on disposal consists of a write-down of assets to expected net realizable value of $7.2 million and an allowance of $1.0 million for estimated future operating losses.


 	Net assets from discontinued operations have been classified separately on the consolidated balance sheets. Summarized balance sheet data for the discontinued operations is as follows (in thousands):

                             December 31,   March 31,  December 31,
                                2000          2000        1999
                             -----------  -----------  -----------
Current assets                 $2,826       $ 2,889      $3,480
Property, plant and equipment,
  net                           1,502         1,400       1,498
Other assets                        -           992           -
Goodwill                            -         6,215        5,612
  Total assets                  4,328        11,496       10,590

Current liabilities             2,029         1,243        1,258
Other non-current liabilities       -             5            5
                             -----------  -----------  -----------
Net assets                     $2,299       $10,248       $9,327
                             ===========  ===========  ===========


Note G - Depreciation and Amortization

 	This caption on the accompanying consolidated statements of operations includes all depreciation and amortization, including that related to goodwill, intangible assets, deferred loan costs, and property, plant and equipment.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW
--------

 	The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                             Nine Months Ended     Fiscal Year-to-Year
                                 December 31,           Increase
                             2000        1999          (Decrease)
                            ------      ------     -------------------
                             (%)         (%)               (%)

Net revenues
   Publishing                71.9        67.5              22.6
   Gift                      28.1        32.5              (0.4)
                           ------       ------     -------------------
     Total net revenues     100.0       100.0              15.1
                           ------       ------     -------------------

Expenses
   Cost of goods sold        60.9        58.9              19.2
   Selling, general and
     administrative          30.9        29.8              19.4
   Depreciation and
     amortization             2.2         2.3              10.6
                           ------       ------     -------------------
     Total expenses          94.0        91.0              19.0
                           ------       ------     -------------------

Operating income              6.0         9.0             (24.4)
                           ------       ------     -------------------
Net income from
  continuing operations       2.4         4.4             (38.6)
                           ------       ------     -------------------
Loss from discontinued
  operations, net of tax     (3.0)       (0.0)           (100.0)
                           -------      ------     ------------------
Net income                   (0.6)        4.4            (115.7)
                           =======      ======     ==================


  As a result of operating trends and the softness of the retail markets for the Company's Gift division, the Company determined during the third quarter of fiscal 2001 to discontinue the operations of the Ceres Candle division. Ceres designs and manufactures high quality candles, primarily under private labels for the specialty and department store markets. It was determined that the full integration of this newly acquired division was too much of a distraction from the current focus of improving the Gift division's long-term profitability. The Company continues to search for strategies to improve Gift operations and is implementing an immediate reduction in product offerings in an effort to improve long-term profitability. The Company is also reviewing other strategies that may enhance the value of the Gift operations.

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

 	The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements and a number of factors may affect future results, liquidity and capital resources. These factors include softness in the general retail environment, the timing of products being introduced into the market, the level of returns experienced by operating divisions, the level of margins achievable in the marketplace, the ability to minimize operating expenses and the ability of the Company to dispose of its Ceres operations and its other assets held for sale on favorable terms and in a timely manner. Future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy during the remainder of fiscal 2001. The Company disclaims any intent or obligation to update forward-looking statements.


Results of Operations
---------------------

 	Net revenues for the first nine months of fiscal 2001 increased
$29.1 million, or 15.1%, and for the third quarter increased $11.0 million, or 17.8%, over the same periods in fiscal 2000. The Publishing product net revenues for the first nine months increased $29.2 million, or 22.6%, and for the third quarter increased $8.7 million, or 19.0%, compared to the prior year periods. The increase in Publishing net revenues for the third quarter and the nine months ended December 31, 2000 is primarily attributable to the acquisition of Women of Faith during the fourth quarter of fiscal 2000.
Women of Faith contributed $4.7 million in revenues for the quarter and $20.3 million for the nine months ended December 31, 2000, which is in line with our expectations. The Publishing division also had a strong showing from the Bible and Reference divisions for the quarter and the fiscal year to date. This performance was led by our Extreme for JesusTM line. Net revenues for the Publishing division were also impacted the Company's more aggressive stance in selling excess inventory at or below cost. Net revenues from Gift products for the first nine months were essentially flat and for the third quarter increased $2.3 million, or 14.4%, compared to the prior year. The increase in net revenues for the quarter is a reflection of the Gift division regaining some of the shelf space lost during the previous year's restructuring issues. The Gift division introduced a very focused new line of journals and stationery products targeted at the mass market during the quarter, which positively impacted revenues for the quarter. The Gift division also was impacted by more aggressive sales of excess inventory at or below cost. Price increases did not have a material effect on net revenues.

	 The Company's cost of goods sold, excluding depreciation and amortization, increased for the first nine months of fiscal 2001 by $21.7 million, or 19.2%, and for the third quarter by $8.8 million, or 23.6%, over the same periods in fiscal 2000 and, as a percentage of net revenues, increased to 60.9% for the first nine months of fiscal 2001 from 58.9%, and for the third quarter to 63.5% from 60.5%, in the comparable periods in fiscal 2000. The increase in cost of goods sold, as a percentage of net revenues, for both periods in fiscal 2001 resulted from several factors. First, the Company has been more aggressive in the current year in selling excess inventory at or below cost. This especially impacted the Gift division, as that division has reduced its product offerings by 35% in an effort to be more focused in its marketing and selling activities, as well as to reduce inventory levels. The reduction in Gift product offerings is expected to negatively impact the Company's margins into fiscal year 2002. The Gift division also incurred expenses related to providing free freight to customers in a promotional effort to regain shelf space that was lost due to the restructuring and product availability issues dating from the beginning of calendar year 2000. Further, during the current year, the Company's Publishing division experienced a product mix shift from higher margin book product to lower margin Bible product.

 	Selling, general and administrative expenses, excluding depreciation and amortization, for the first nine months of fiscal 2001 increased by $11.1 million, or 19.4%, and for the third quarter increased $5.5 million, or 31.9%, from the same periods in fiscal 2000. These expenses, expressed as a percentage of net revenues, increased to 30.9% for the first nine months of fiscal 2001 from 29.8% and for the third quarter to 31.3% from 28.0% in the comparable periods in fiscal 2000. These increases for both periods were attributable to payroll related to integration of the prior year's acquisitions and additional warehousing costs related to restructuring the Gift division. This division is in the process of reducing product offerings in an effort to improve long-term profitability and reduce inventory levels, which is expected to reduce warehousing costs.

 	Interest expense, attributable to continuing opertions, was relatively consistent for the first nine months and the third quarter of fiscal 2001 when compared to the same periods in fiscal 2000.


Liquidity and Capital Resources
-------------------------------

 	At December 31, 2000, the Company had approximately $2.3 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities.
At December 31, 2000, the Company had working capital of $152.0 million.

 	Net cash provided by (used in) operating activities was ($2.9) million and $5.6 million for the first nine months of fiscal 2001 and 2000, respectively. Cash used in operations during the first nine months of fiscal 2001 was principally attributable to cash used by the Ceres candle operations and increases in inventory levels.

 	During the first nine months of fiscal 2001, capital expenditures totaled approximately $3.2 million, primarily consisting of computer software and equipment. During the remainder of fiscal 2001, the Company anticipates capital expenditures of approximately $1.0 million, primarily consisting of computer and warehousing equipment.

 	The Company's bank credit facilities are unsecured and consist of a $100 million credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The $100 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on December 13, 2005. The $10 million credit facility bears interest at LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on July 31, 2001. At December 31, 2000, the Company had
$95.2 million outstanding under the Credit Agreements, and $14.8 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

 	At December 31, 2000, the Company had outstanding approximately $14.4 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.35% due through fiscal 2006.

 	Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-total-capital ratios, which are similarly calculated for each debt agreement. At December 31, 2000, the Company was in compliance with all covenants of these debt agreements, as amended.

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

    Exhibit
    Number
    -------
    11 -	Statement re Computation of Per Share Earnings

    27 -	Financial Data Schedule


(b) The Company filed a current report on Form 8-K on January 30,
    2001 to announce its third quarter of fiscal year 2001 earnings release date and conference call.


                               	SIGNATURES

 	Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 										Thomas Nelson, Inc.
										                                     (Registrant)

   February 14, 2001                 BY     s / Joe L. Powers
------------------------                 -----------------------
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