Form 10-K
period 2001-03-31
NELSON THOMAS INC
filed 2001-06-29
CIK 71023

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended March 31, 2001	Commission file number 0-4095




                             THOMAS NELSON, INC.
           (Exact name of Registrant as specified in its charter)

                  Tennessee                        62-0679364
     (State or other jurisdiction of   (I.R.S. employer identification number)
	incorporation or organization)

   501 Nelson Place, Nashville, Tennessee          37214-1000
   (Address of principal executive offices)        (Zip code)


       Registrant's telephone number, including area code:  (615) 889-9000

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
      Title of each class                             which registered
      -------------------                         ------------------------
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

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

	As of June 25, 2001, the Registrant had outstanding 13,285,827 shares of Common stock and 1,057,401 of Class B common stock. On such date the aggregate market value of shares of common stock and Class B common stock held by nonaffiliates was approximately $101.2 million. The market value calculation was determined using the closing sale price of the Registrant's common stock and Class B common stock on June 25, 2001, as reported on The New York Stock Exchange, and assumes that all shares beneficially held by executive officers and the directors of the Registrant and shares held in the Thomas Nelson Employee Stock Ownership Plan are shares owned by "affiliates," a status which each of such officers and directors individually disclaims.

===============================================================================

                  DOCUMENTS INCORPORATED BY REFERENCE

                                             Documents from which portions
       Part of Form 10-K                     are incorporated by reference
-------------------------------------     -------------------------------------

PART I
------

     Business                               Page 30 of Annual Report to
                                               Shareholders for year ended
                                               March 31, 2001
PART II
-------

Item 5   -  Market for Company's Common     Page 31 of Annual Report to
               Equity and Related              Shareholders for year ended
               Shareholder Matters             March 31, 2001 (market price
                                               and dividend on only)

Item 6   -  Selected Financial Data         Page 9 of Annual Report to
                                               Shareholders for year ended
                                               March 31, 2001

Item 7   -  Management's Discussion and     Pages 10 to 13 of Annual Report to
               Analysis of Financial           Shareholders for year ended
               Condition and Results           March 31, 2001
               of Operations

Item 7A  -  Quantitative and Qualitative    Page 13 of Annual Report to
               Disclosures about Market        Shareholders for year ended
		   Risk                            March 31, 2001

Item 8   -  Financial Statements and        Pages 14 to 31 of Annual Report to
               Supplementary Data              Shareholders for year ended
                                               March 31, 2001


PART III
--------

Item 10  -  Directors and Executive         To be included in Company's Proxy
               Officers	of the Company         Statement for the Annual
                                               Meeting of Shareholders to be
                                               held August 23, 2001, to be
                                               filed with the Securities and
                                               Exchange Commission pursuant
                                               to Regulation 14A under the
                                               Securities Exchange Act of 1934,
                                               as amended.

Item 11  -  Executive Compensation          To be included in Company's Proxy
                                               Statement for the Annual
                                               Meeting of Shareholders to be
                                               held August 23, 2001, to be
                                               filed with the Securities and
                                               Exchange Commission pursuant
                                               to Regulation 14A under the
                                               Securities Exchange Act of 1934,
                                               as amended.

Item 12  -  Security Ownership of           To be included in Company's Proxy
               Certain Beneficial Owners       Statement for the Annual
               and Management                  Meeting of Shareholders to be
                                               held August 23, 2001, to be
                                               filed with the Securities and
                                               Exchange Commission pursuant
                                               to Regulation 14A under the
                                               Securities Exchange Act of
                                               1934, as amended.

Item 13  -  Certain Relationships and       To be included in Company's Proxy
               Related Transactions            Statement for the Annual
                                               Meeting of Shareholders to be
                                               held  August 23, 2001, to be
                                               filed with the Securities and
                                               Exchange Commission pursuant
                                               to Regulation 14A under the
                                               Securities Exchange Act of 1934,
                                               as amended.



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

     On April 23, 2001, the Company announced that it is actively exploring various strategic alternatives, including the possible merger, sale or recapitalization of its wholly-owned subsidiary, The C.R. Gibson Company. This subsidiary includes the Company's gift product segment.

     In December, 2000, the Company discontinued its Ceres Candles and Gifts, Inc. ("Ceres") subsidiary and has reported the results from that unit as a discontinued operation. Ceres designs and manufactures high quality candles, primarily under private labels for the specialty and department store markets. It was determined that the full integration of this newly-acquired division was too much of a distraction from the current focus of improving the gift division's long-term profitability. The consolidated financial statements for fiscal years 2001 and 2000 have been restated to show the results of Ceres as a discontinued operation. For fiscal year 2001, the loss from discontinued 0perations (net of tax), including estimated loss on disposal was $8.6 million, compared to an operating loss of $1.0 million for fiscal 2000.

     During fiscal 2000, the Company completed three business acquisitions.
On June 24, 1999, the Company acquired substantially all of the assets of Ceres LLC ("Ceres") for approximately $6.2 million, which included the assumption of certain liabilities. Ceres manufactures and markets high quality candles to specialty and department store markets and is headquartered in Hayward, California. On December 30, 1999, the Company acquired substantially all of the assets of Rutledge Hill Press, Inc. for approximately $4.5 million including the assumption of certain liabilities. Rutledge Hill Press is a Nashville, Tennessee-based publisher that specializes in cooking, quilting, regional interest and Civil War titles. On January 28, 2000, the Company acquired approximately 70% of the outstanding shares of New Life Treatment Centers, Inc. ("NLTC") from a group of investors for approximately $15.4 million in cash. NLTC, headquartered in Plano, Texas, operates two primary businesses. One, Women of Faith, hosts inspirational conferences for women at venues throughout the United States, and the other, Remuda
Ranch Center for Anorexia and Bulimia, Inc. ("Remuda Ranch"), operates therapeutic centers in Arizona for women with eating disorders. At the NLTC acquisition date, Remuda Ranch was designated as assets held for sale. During fiscal 2001, the Company paid approximately $0.8 million in cash and issued approximately 108,000 shares of the Company's common stock to acquire an additional 10% of the outstanding shares of NLTC, and, as of March 31, 2001, accepted additional shares of NLTC in lieu of notes receivable from a third party affiliate. At March 31, 2001, the Company owned approximately 95% of the outstanding shares of NLTC.

     During fiscal 1999, the Company recorded a restructuring charge, including related asset write-downs of $4.7 million ($3 million or $0.19 per basic share, on an after-tax basis). The restructuring initiatives involved the Company's gift manufacturing operations located in Connecticut and included two plant closings and reduction of certain administrative functions. During fiscal 1999, management decided to cease all manufacturing activities in Connecticut. The restructuring resulted in workforce reductions of approximately 300 employees. The products formerly produced at these manufacturing facilities have continued to be designed and distributed by the Company, but are now being manufactured by outside vendors. The restructuring was essentially completed during fiscal 2000, except for the sale of land and buildings, which was completed by March 31, 2001.

     The following table sets forth the net revenues (in thousands) and the percentage of total net revenues for each of the Company's principal product segments for the periods indicated:


                                     Years Ended March 31,
                       ---------------------------------------------------
                             2001              2000              1999
                       ---------------------------------------------------
                        Amount     %      Amount     %      Amount     %
                       ---------------------------------------------------
Publishing             $214,147   71.9   $182,001   68.6   $173,904   64.3
Gift                     83,818   28.1     83,467   31.4     96,667   35.7
                       ---------------------------------------------------
                       $297,965  100.0   $265,468  100.0   $270,571  100.0


Additional information regarding the Company's product segments is incorporated by reference to Note T on page 32 of the Annual Report to Shareholders for the year ended March 31, 2001.


PUBLISHING

     The Company's book publishing division publishes and distributes hardcover and trade paperback books emphasizing Christian, inspirational and family value themes. The Company believes it is the largest publisher of Christian and inspirational books in the United States. Books are published by the Company under several imprints including Thomas Nelson(R), Word(R), J. Countryman(R), Tommy Nelson(TM), and Rutledge Hill Press(R), and consist generally of inspirational, trade, gift, children's and reference books emphasizing Christian and family value themes. The Company distributes books primarily through Christian bookstores, general bookstores, mass merchandisers and direct sales to consumers. Occasionally, the Company also distributes books published by other companies to complement its marketing and distribution capabilities. In fiscal 2001, publishing net revenues realized from the distribution of books published by other companies was immaterial.

     Women of Faith, acquired in the fourth quarter of fiscal 2000, hosts inspirational conferences and has an Internet portal, womenoffaith.com. Both are designed to foster a community setting for Christian women and to provide a forum for them to explore and strengthen their faith. In calendar year 2000, Women of Faith hosted 24 conferences throughout the United States, which attracted over 360,000 participants. Womenoffaith.com has built a base of over 120,000 subscribers in 16 months and receives over 2 million page views per month. The events and the Internet site both provide excellent opportunities to market and sell inspirational products.

     In fiscal 2001, 2000 and 1999, the Company released over 200 new book titles annually. The Company publishes some of the most well-known communicators in the Christian and inspirational field, including Henry Blackaby, T. Davis Bunn, Larry Burkett, James Dobson, Billy Graham, John Hagee, Barbara Johnson, Thomas Kinkade, Tim LaHaye, Ann Graham Lotz, Max Lucado, John MacArthur, John Maxwell, Frank Peretti, Robert Schuller, Gary Smalley, Charles Stanley, Charles Swindoll and Zig Ziglar. In addition, the Company maintains a backlist of approximately 1,100 titles, which provide a stable base of recurring revenues as many popular titles continue to generate significant sales from year to year. Backlist titles accounted for approximately 44% of the book division's net revenues in fiscal 2001. Authors and titles are supported through the use of radio, television, cooperative advertising, author appearances, in-store promotions, print advertising and other means.

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

     Virtually all Bibles and Bible products currently published in the United States are based on one of 13 major translations. Of these 13 translations, 12 are protected by copyright laws, which grant the copyright owner the exclusive right, for a limited term, to control the publication of such translation. The Company publishes Bibles and Bible products based on eight of the thirteen major translations, of which three are exclusive to the Company as a result of copyright ownership or licensing arrangements. See "Copyrights and Royalty Agreements." Approximately 55% of the Company's net revenues from Bible publishing in fiscal 2001 were generated through sales of its proprietary Bible products.

     The following table sets forth the eight major Bible translations, in the English language, currently published by the Company:

                                                   Date First     Proprietary
Translation                                        Published     to the Company
-----------                                        ----------    --------------
King James Version (KJV)                             1611              No
New American Bible (NAB)                             1970              No
Revised Standard Version, Catholic Edition (RSVCE)   1965              No
New King James Version (NKJV)                        1982              Yes
International Children's Bible (ICB)                 1983              Yes
New Century Version (NCV)                            1984              Yes
New Revised Standard Version (NRSV)                  1990              No
New Living Translation (NLT)                         1996              No


     The KJV, currently published in its fourth revision, is the most widely distributed of all English translations of the Bible. In 1975, the Company commissioned the fifth revision of the KJV resulting in the publication of the proprietary NKJV in 1982. During March 2000, the Company returned the exclusive rights to the CEV to the American Bible Society.

     Electronic Bibles and biblical reference books are published under the Nelson Electronic Publishing(TM) imprint. These products include electronic collections centered on Bible study; electronic libraries featuring well-known authors, such as Jack Hayford, John MacArthur, John Maxwell and Charles Stanley; and software for preparing Bible study lessons. The Company has achieved a leadership position in the industry with its electronic publications, and is aggressively pursuing new digital formats of publication and distribution as they develop, such as the Internet, and emerging portable book technologies.

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


GIFT

     The Company's gift division designs and distributes journals and gift books, photo albums, baby and wedding memory books, scrapbooks, kitchen accessories, stationery and candles.

     Products are marketed under the C.R. Gibson(R), Creative Papers(R),
C.R. Gibson(R)Kids Kollection(TM), Tomorrow's Treasures(TM), Stepping Stones(R), Artworks and Inspirations(R) brand names, the latter of which incorporates Christian and inspirational text or themes. Certain product lines are marketed as collections, with each collection including a variety of products featuring a common design or theme. Designs include original artwork designed in-house, as well as artwork licensed from artists or design groups such as Beatrix Potter(R), Carter's(R) Infant Apparel, Disney(R), Echo(R), Warren Kimble, and Spode(R).


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

     As of March 31, 2001, the Company employed a sales force of approximately 270 people and maintained 24-hour-a-day telemarketing capability. These employees service over 53,000 retail accounts and 44,000 church related accounts. Customer orders are usually shipped through a variety of common carriers, as well as by UPS, FedEx and parcel post. No single customer accounted for more than 10% of net revenues during fiscal 2001.

     The Company contracts with a number of foreign publishers to translate the Company's English titles into foreign languages. The Company typically retains ownership rights to the titles translated.

     The Company distributes its products internationally in South America, Europe, Australia, New Zealand, South Africa, the Far East, Mexico and Canada. In fiscal 2001, the Company's export operations accounted for less than 10% of the Company's total net revenues.

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

     The most important factor with respect to the competitive position of the Company's publishing division is the contractual relationships it establishes and maintains with authors. The Company competes with other book publishing companies, both Christian and secular, for signing top authors. The Company's ability to sign and re-sign popular authors depends on a number of factors, including distribution and marketing capabilities, the Company's management team and the royalty and advance arrangements offered. The Company believes its relationships with its authors, which are based on its reputation in the publishing industry, its marketing experience and its management expertise give it a competitive advantage in signing and maintaining contracts with top Christian and inspirational authors.

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


EMPLOYEES

     As of March 31, 2001, the Company employed approximately 1,080 persons. The Company has not suffered any work stoppages as a result of labor disputes in recent years and considers relations with its employees to be good.


EXECUTIVE OFFICERS

     Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Following is certain information regarding the executive officers of the Company:


         Name               Age             Position with the Company
    -------------------------------------------------------------------------
      Sam Moore              71         Chairman of the Board, Chief Executive
                                           Officer, President and Director
      S. Joseph Moore        38         Executive Vice President and Director;
                                           President, Thomas Nelson Gift
                                           Division
      Joe L. Powers          55         Executive Vice President and Secretary
      Lee Gessner            48         Executive Vice President, Thomas Nelson
                                           Publishing and Sales Group
      Ray Capp               48            Senior Vice President of the
                                           Company; Executive Vice President
                                           of the Thomas Nelson Direct Group
                                           of Companies
      Vance Lawson           42         Senior Vice President, Finance and
                                           Operations Group
      Eric Heyden            47         Vice President and General Counsel


     Except as indicated below, each executive officer has been an employee of the Company as his/her principal occupation for more than the past five years.

     Sam Moore has been Chairman of the Board, Chief Executive Officer, President and a Director of the Company since its founding in 1961. Sam Moore is the father of S. Joseph Moore.

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

     Lee Gessner was appointed Executive Vice President of the Company in December of 2000. Previously, Mr. Gessner served as Senior Vice President and Publishing Group Executive with Word Publishing, Publisher and COO of Word Publishing, Senior Vice President of Sales with the Thomas Nelson Publishing Group and Vice President of Sales with Word Publishing since 1989.

     Ray Capp was appointed Senior Vice President of the Company and Executive Vice President of Thomas Nelson Sales and Internet Development in 2000. Previously, Mr. Capp served as Senior Vice President of the Company since 1995. Prior to joining the Company, Mr. Capp was the President and Chief Operating Officer of Ingram Merchandising Services and Assistant to the Chairman of Ingram Distribution, Inc. since 1992 and Executive Vice President and Chief Operating Officer of Ingram Entertainment from 1987 to 1992.

     Vance Lawson was appointed Senior Vice President, Finance and Operations Group in 2000. Previously, Mr. Lawson served as Vice President, Finance of the Company since 1993 and had served as Senior Vice President of Finance and Operations at Word since 1988.

     Eric Heyden has been the Vice President and General Counsel of the Company since 1998, Vice President and Deputy General Counsel of the Company since 1997 and Assistant General Counsel of the Company since 1995. Mr. Heyden was previously Vice President and General Counsel with Knoedler Publishing, Inc. from 1985 to 1995.


Item 2.  Properties

     The Company's executive, editorial, sales and production offices are primarily located at its corporate headquarters at 501 Nelson Place in Nashville, Tennessee. These facilities are housed in a 74,000 square foot building completed in 1981, which is owned by the Company subject to a mortgage securing a debt with an outstanding balance at March 31, 2001 of approximately $1,126,000.

     The Company's major warehouse facilities for its publishing division are located in a building containing approximately 215,000 square feet adjacent to its corporate headquarters in Nashville, Tennessee. This building, which was completed in fiscal 1978, is owned by the Company. An addition to the warehouse and distribution center of approximately 120,000 square feet was completed during fiscal 1993. This addition was financed by a $5,000,000 construction and term loan secured by a mortgage with an outstanding balance of approximately $333,000 at March 31, 2001. The Company maintains offices and other warehousing facilities for its gift division in Beacon Falls, Connecticut (of approximately 112,000 square feet), which are owned by the Company.

The Company's significant leased properties are described below:

                                              Square       Annual      Lease
      Location            Use/Segment          Feet         Rent     Expiration
-------------------------------------------------------------------------------
Carmel, IN        Retail store/gift            12,500     $ 88,000    09/2004
Hayward, CA       Manufacturing and
                     offices/Ceres             54,600     $358,000    05/2005
Monroe, CT        Warehousing/gift            114,000     $508,000    09/2005
Nashville, TN     Creative and sales office/   30,000     $357,000    11/2001
                     publishing and gift
Nashville, TN     Creative office/publishing   13,700     $284,000    09/2002
Nashville, TN     Retail store/gift             3,804     $106,000    05/2007
Nashville, TN     Warehousing/publishing      169,400     $599,000    12/2003
Norwalk, CT       Warehouse and retail
                     store/gift                28,000     $215,000    09/2001
Plano, TX         Office/Women of Faith        16,409     $ 53,000    10/2010
Shelton, CT       Warehousing/gift            152,000     $645,000    03/2002


     All building improvements on the properties are brick veneer, metal or block construction and are considered adequate and suitable by the Company for the purposes for which they are used.

     The Company's machinery and equipment are located in Nashville, Tennessee and Beacon Falls, Monroe and Shelton, Connecticut and consist primarily of computer equipment, warehousing and shipping racks, conveyors and other material handling equipment located at the various warehousing facilities and office equipment. Such machinery and equipment are in good repair and adequate for the Company's present operations. All such equipment, other than a portion of the computer equipment that is leased, is owned by the Company.

     The Company's properties are operated at or near capacity. Additional personnel are employed as required.


Item 3.  Legal Proceedings

     Remuda Ranch has certain pending litigation and has received a subpoena from the Department of Defense, Office of the Inspector General, requesting information regarding patients who were covered by a certain third party insurance provider. At issue is whether Remuda Ranch was an authorized and participating provider and was precluded from billing the patients for the difference between the approved benefit and the full cost of the treatment received. Remuda Ranch has challenged whether it was, in fact, an authorized or participating provider at the time of these admissions and has denied that it is required to make any refunds. The Company believes that the results of the above noted litigation will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

     The Company is subject to various other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of its security holders during the last quarter of its fiscal year ended March 31, 2001.



PART II

Item 5.  Market for the Company's Common Equity and Related Shareholder Matters

     Incorporated by reference to the Annual Report to Shareholders for the year ended March 31, 2001 (the "Annual Report").


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

Item 8.  Financial Statements and Supplementary Data

     Incorporated by reference to the Annual Report. Includes selected unaudited quarterly financial data for the years ended March 31, 2001 and 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


PART III

Item 10.  Directors and Executive Officers of the Company

     Information regarding the directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 23, 2001 (the "Proxy Statement"), to be filed within 120 days of March 31, 2001 with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Exchange Act. Information regarding the Company's executive officers is contained in Part 1, Item 1 herein.


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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of Report

     1.  Financial Statements

     The following consolidated financial statements of the Company included in the Annual Report are incorporated herein by reference as set forth in Part II,
Item 8:

     Statements of operations -- years ended March 31, 2001, 2000 and 1999 Balance sheets -- March 31, 2001 and 2000
     Statements of shareholders' equity -- years ended March 31, 2001, 2000 and 1999
     Statements of cash flow -- years ended March 31, 2001, 2000 and 1999 Notes to consolidated financial statements
     Report of Arthur Andersen LLP, Independent Public Accountants

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

     Schedules not listed above have been omitted because they are not required,are inapplicable or the required information has been given in the consolidated financial statements or notes thereto.

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

4.8 -- June 1996 Amendment and Waiver with Respect to Amended and Restated Credit Agreement Dated as of December 13, 1995, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas,
         N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

4.9 -- Second Amendment to Credit Agreement dated as of November 15, 1996, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 6, 1997 and incorporated herein by reference)

4.10 -- Third Amendment to Credit Agreement dated as of January 7, 1997, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated January 6, 1997 and incorporated herein by reference)

4.11 -- Fourth Amendment to Credit Agreement dated as of March 31, 1998, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated September 30, 1998 and incorporated herein by reference)

4.12 -- Fifth Amendment to Credit Agreement dated as of November 30, 1998, among the Company, SunTrust Bank, Nashville, N.A., National City Bank of Louisville, First American National Bank in Nashville, Nationsbank of Texas, N.A. in Dallas, and Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York (filed as Exhibit 4.1 to the Company's Form 10-Q dated December 31, 1998 and incorporated herein by reference)

4.13 -- Note Purchase Agreement dated January 3, 1996, among the Company and Metropolitan Life Insurance Company (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference)

4.14 -- Letter Amendment No. 1 dated June 28, 1996, to Note Purchase Agreement dated January 3, 1996, among the Company and Metropolitan Life Insurance Company and related waiver, dated as of March 31, 1996
         (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

4.15 -- Assumption and Amendment Agreement dated as of May 30, 1996, and as amended June 28, 1996, between the Company and Metropolitan Life Insurance Company (filed as Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

4.16 -- Loan Agreement dated as of September 21, 1989 between C.R. Gibson and Metropolitan Life Insurance Company (filed by C.R. Gibson as
         Exhibit 4(c) to The C.R. Gibson Company's Registration Statement on Form S-2 (No. 33-43644) dated November 4, 1991 and incorporated herein by reference)

4.17 -- Loan Agreement dated as of June 23, 1994 between C.R. Gibson and Metropolitan Life Insurance Company (filed by C.R. Gibson (Commission File No. 0-4855) as Exhibit 4(b) to C.R. Gibson's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 14, 1995 and incorporated herein by reference)

4.18 -- Sixth Amendment to Credit Agreement dated as of June 29, 2001, among the Company, SunTrust Bank, Nashville, N.A., Bank of America, N.A. in Nashville, Creditanstalt Corporate Finance, Inc. (formerly Creditanstalt-Bankverein) in New York, National City Bank, Kentucky in Louisville and Amsouth Bank in Nashville.

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
         1997, by and among the Company, Word, Incorporated and Word Direct Partners, L.P. as Sellers and Gaylord Entertainment Company as Buyer (filed as Exhibit 2.2 to the Company's Form 8-K dated January 6, 1997 and incorporated herein by reference)

10.13 -- Asset Purchase Agreement dated as of January 6, 1997, by and between Nelson Word Limited and Word Entertainment Limited (filed as
         Exhibit 2.3 to the Company's Current Report on Form 8-K dated January 6, 1997 and incorporated herein by reference)

10.14	-- Subsidiary Asset Purchase Agreement executed on January 6, 1997, and dated as of November 21, 1996, between Word Communications, Ltd. and Word Entertainment (Canada), Inc. (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K dated January 6, 1997 and incorporated herein by reference)

10.15	-- Addendum to Employment Agreement dated as of May 13, 1996, between the
         Company and Sam Moore (executed on June 22, 2000) (filed as
         Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by reference)*

10.16	-- Addendum to Employment Agreement dated as of May 10, 1996, between the
         Company and S. Joseph Moore (executed on June 22, 2000) (filed as
         Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by reference)*

10.17	-- Addendum to Employment Agreement dated as of May 10, 1996, between the Company and Joe L. Powers (executed on June 22, 2000) (filed as
         Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by reference)*

10.18	-- Thomas Nelson, Inc. 1997 Deferred Compensation Plan for Non-employee
         Directors (adopted on May 22, 1997) (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended
         March 31, 2000 and incorporated herein by reference)*

11    -- Statement re Computation of Per Share Earnings

13    -- Thomas Nelson, Inc. Annual Report to Shareholders for the year ended
         March 31, 2001 (to the extent of portions specifically incorporated by reference)

21    -- Subsidiaries of the Company

23    -- Consent of Independent Public Accountants

------------------------------
      *Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

     The following reports were filed on Form 8-K:

     - The Company filed a current report on Form 8-K on October 26, 2000 to revise its earnings expectations for the second quarter of fiscal year 2001.
     - The Company filed a current report on Form 8-K on November 1, 2000 to announce its fiscal year 2001 second quarter earnings.
     - The Company filed a current report on Form 8-K on January 30, 2001 to announce its fiscal year 2001 third quarter earnings release date and conference call.
     - The Company filed a current report on Form 8-K on April 23, 2001 to announce its intention to explore strategic alternatives related to The C.R. Gibson(R) Company.



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

                                     Date:  June 29, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             Signature                   Title                     Date
           -------------               ---------                 --------

          /s/  Sam Moore         Chairman of the Board of      June 29, 2001
        -----------------------  Directors, Chief Executive
        Sam Moore                Officer and President
                                 (Principal Executive Officer)

         /s/ S. Joseph Moore     Executive Vice President      June 29, 2001
        -----------------------  and Director
	  S. Joseph Moore

         /s/  Joe L. Powers      Executive Vice President      June 29, 2001
        -----------------------  and Secretary (Principal
        Joe L. Powers            Financial and Accounting
				         Officer)

         /s/  Brownlee O.
              Currey, Jr.        Director                      June 29, 2001
        -----------------------
        Brownlee O. Currey, Jr.


         /s/  W. Lipscomb
               Davis, Jr.        Director                      June 29, 2001
        -----------------------
        W. Lipscomb Davis, Jr.


         /s/  Robert J. Niebel   Director                      June 29, 2001
        -----------------------
        Robert J. Niebel


         /s/  Millard V. Oakley  Director                      June 29, 2001
        -----------------------
        Millard V. Oakley


         /s/  Andrew Young       Director                      June 29, 2001
        -----------------------
        Andrew Young





                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Thomas Nelson, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Thomas Nelson, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 18, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                             /s/ Arthur Andersen LLP
                                            -------------------------



Nashville, Tennessee
May 18, 2001



                      THOMAS NELSON, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                           March 31, 2001     March 31, 2000     March 31, 1999
                           ----------------------------------------------------

Reserve for Sales Returns:

  Balance at beginning of
    period                  $5,071,000         $4,844,000         $3,934,000
  Additions:
    1.  Charged to costs
          and expenses               -            227,000            910,000
    2.  Charged to other
          accounts                   -                  -                  -
  Deductions:  charge-offs     309,000                  -                  -
                           ----------------------------------------------------
  Balance at end of period  $4,762,000         $5,071,000         $4,844,000
                           ====================================================

Reserve for Doubtful
  Accounts:

  Balance at beginning of
    period                  $1,724,000         $2,138,000         $2,228,000
  Additions:
    1.  Charged to costs
          and expenses       2,920,000          1,993,000          2,027,000
    2.  Charged to other
          accounts                   -            336,000                  -
  Deductions:  charge-offs   2,743,000          2,743,000          2,117,000
                           ----------------------------------------------------
  Balance at end of period  $1,901,000         $1,724,000         $2,138,000
                           ====================================================

Discontinued Operations:

 Balance at beginning of
    period                  $2,424,000         $2,705,000         $5,197,000
  Additions:
    1.  Charged to costs
          and expenses               -                  -                  -
    2.  Charged to other
          accounts                   -                  -                  -
  Deductions:  charge-offs     459,000            281,000          2,492,000
                           ----------------------------------------------------
  Balance at end of period  $1,965,000         $2,424,000         $2,705,000
                           ====================================================

Restructuring:

 Balance at beginning of
    period                  $        -         $3,067,000         $        -
  Additions:
    1.  Charged to costs
          and expenses               -                  -          4,666,000
    2.  Charged to other
          accounts                   -                  -                  -
  Deductions:  charge-offs           -          3,067,000          1,599,000
                           ----------------------------------------------------
  Balance at end of period  $        -         $        -         $3,067,000
                           ====================================================


                                 INDEX TO EXHIBITS



Exhibit                                                                Page
Number                                                                Number
-------                                                               ------
 4.18 -- Sixth Amendment to Credit Agreement dated as of June 29,
         2001, among the Company, SunTrust Bank, Nashville, N.A.,
         Bank of America, N.A. in Nashville, Creditanstalt Corporate
         Finance, Inc. (formerly Creditanstalt-Bankverein) in
         New York, National City Bank, Kentucky in Louisville and
         Amsouth Bank in Nashville.                                     21

11    -- Statement re Computation of Per Share Earnings                 28

13    -- Thomas Nelson, Inc. Annual Report to Shareholders for the
         year ended March 31, 2001 (to the extent of portions
         specifically incorporated by reference)

21    -- Subsidiaries of the Company                                    29

23    -- Consent of Independent Public Accountants                      30

