Form 10-Q
period 2001-06-30
NELSON THOMAS INC
filed 2001-08-14
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                  FORM 10-Q


                                 (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2001

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

     At August 10, 2001, the Registrant had outstanding 13,285,827 shares of Common Stock and 1,057,401 shares of Class B Common Stock.




                      Thomas Nelson, Inc. & Subsidiaries
                          Consolidated Balance Sheets
                     (000's omitted except per share data)

                                  June 30, 2001  March 31, 2001  June 30, 2000
                                  -------------  --------------  -------------
                                  (unaudited)                     (unaudited)
ASSETS
Current assets:
  Cash & cash equivalents           $  1,763       $  2,141         $  1,293
  Accounts receivable, less
    allowances of $5,534, $6,663
    and $5,959, respectively          72,178         80,576           73,873
  Inventories                         75,162         78,751           85,917
  Prepaid expenses                    16,049         14,900           15,726
  Assets held for sale                   -           10,000           19,839
  Deferred income tax benefits        13,510         13,510            9,679
  Net assets of discontinued
    operations                        10,328            -             10,617
                                    ---------      ---------        ---------
Total current assets                 188,990        199,878          216,944

  Property, Plant & Equipment, net    19,464         19,978           18,051
  Other Assets                         6,318          6,149            5,721
  Deferred Charges                       927            973              791
  Goodwill                            68,551         68,551           64,291
                                    ---------      ---------        ---------
Total Assets                        $284,250       $295,529         $305,798
                                    =========      =========        =========

Liabilities & Shareholders' Equity
Current liabilities:
  Accounts payable                  $ 22,931       $ 26,437         $ 33,229
  Accrued expenses                    13,160         13,844           12,531
  Deferred revenue                    10,979          9,084            8,448
  Dividends payable                      574            574              569
  Net liability of discontinued
    operations                           -              -                -
  Income taxes currently payable       1,435          3,171              816
  Current portion of long-term debt    5,202          5,202            5,925
                                    ---------      ---------        ---------
Total current liabilities             54,281         58,312           61,518

Long term debt                        99,662        106,598          108,232
  Deferred income taxes                1,866          1,866            2,606
  Other liabilities                    1,283          1,316            1,444

Shareholders' equity
  Preferred stock, $1.00 par value,
    authorized 1,000,000 shares;
    none issued                          -              -                -
Common stock, $1.00 par value,
    authorized 20,000,000 shares
    issued 13,285,438, 13,282,327
    and 13,144,776 shares,
    respectively                      13,285         13,282          13,145
Class B stock, $1.00 par value,
    authorized 5,000,000 shares;
    issued 1,057,401, 1,060,901
    and 1,085,819 shares,
    respectively                       1,057          1,061           1,086
  Additional paid-in capital          43,845         43,845          43,126
  Retained earnings                   68,971         69,249          74,641
                                    ---------      ---------       ---------
Total shareholders' equity           127,158        127,437         131,998
                                    ---------      ---------       ---------
Total Liabilities & Shareholders'
  Equity                            $284,250       $295,529        $305,798
                                    =========      =========       =========



                      Thomas Nelson, Inc. & Subsidiaries
                      Consolidated Statements of Income
                     (000's omitted except per share data)
                                  (unaudited)

                                              Three Months Ended June 30,
                                              ---------------------------
                                                  2001           2000
                                              ------------   ------------
Net revenues                                     $64,229        $67,302

Costs and Expenses:
  Cost of goods sold                              39,728         40,141
  Selling, general & administrative               21,628         21,727
  Depreciation & amortization                      1,213          1,714
                                              ------------   ------------
    Total expenses                                62,569         63,582

Operating income                                   1,660          3,720

Other expense                                         26            210
Interest expense                                   1,171          1,571
                                              ------------   ------------
    Income from continuing operations
      before income taxes                            463          1,939

Provision for income taxes                           169            641
                                              ------------   ------------
Net income from continuing operations                294          1,298
                                              ------------   ------------
Discontinued operations:
Operating loss, net of applicable
  tax benefit of $266                                -             (462)
                                              ------------   ------------
Net loss from discontinued operations                -             (462)
                                              ------------   ------------
Net income                                       $   294        $   836
                                              ============   ============

Weighted average number of shares
    Basic                                         14,343         14,231
    Diluted                                       14,358         14,259
                                              ============   ============
Net income per share, from continuing
  operations
    Basic                                         $ 0.02         $ 0.09
    Diluted                                       $ 0.02         $ 0.09
                                              ------------   ------------
Net income per share, from discontinued
  operations
    Basic                                         $ 0.00        ($ 0.03)
    Diluted                                       $ 0.00        ($ 0.03)
                                              ------------   ------------
Net income per share
    Basic                                         $ 0.02         $ 0.06
    Diluted                                       $ 0.02         $ 0.06
                                              ============   ============


                     Thomas Nelson, Inc. and Subsidiaries
                            Statement of Cash Flows
                                (000's omitted)

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                      2001           2000
                                                  ------------   ------------
Cash Flows From Operating Activities:

Net income from continuing operations                $  294         $1,298
Adjustments to reconcile income to net
    cash provided by (used in) operations:
  Depreciation and amortization                       1,213          1,714
  Loss on sale of fixed assets and assets
    held for sale                                         6            269
Changes in assets and liabilities,
    net of acquisitions:
  Accounts receivable, net                            8,398          4,259
  Inventories                                         3,589        (12,945)
  Prepaid expenses                                   (1,149)       ( 2,476)
  Accounts payable and accrued expenses              (4,190)         3,506
  Deferred revenues                                   1,895          1,895
  Income taxes currently payable                     (1,736)       ( 3,035)
                                                  ------------   ------------
Net cash provided by (used in) continuing
    operations                                        8,320        ( 5,515)
                                                  ------------   ------------
Discontinued Operations
  Loss from discontinued operations                     -          (   462)
  Changes in discontinued assets                     (  328)       (   370)
                                                  ------------   ------------
Net cash provided by (used in) discontinued
    operations                                       (  328)       (   832)
                                                  ------------   ------------
Net cash provided by (used in) operating
    activities                                        7,992        ( 6,347)
                                                  ------------   ------------
Cash Flows From Investing Activities:
  Property plant and equipment expenditures          (  684)       ( 1,911)
  Proceeds from sale of fixed assets and assets
    held for sale                                        14          2,011
  Purchase of net assets of acquired companies -
    net of cash received                                -          (   760)
  Changes in assets held for sale                       -            2,329
  Changes in other assets and deferred charges       (  160)       (   410)
                                                  ------------   ------------
Net cash provided by (used in) investing
    activities                                       (  830)         1,259
                                                  ------------   ------------
Cash Flows From Financing Activities:
  Borrowings (payments) under credit agreement       (4,900)         9,750
  Payments on long-term debt                         (2,036)       ( 3,570)
  Dividends paid                                     (  574)       (   569)
  Other financing activities                         (   30)       (    33)
                                                  ------------   ------------
Net cash provided by (used in) financing
    activities                                       (7,540)         5,578
                                                  ------------   ------------
Net increase (decrease) in cash and cash
    equivalents                                      (  378)           490
Cash and cash equivalents at beginning of period      2,141            803
                                                  ------------   ------------
Cash and cash equivalents at end of period           $1,763        $ 1,293
                                                  ============   ============
Supplemental disclosure of non-cash investing
    and financing activities:
  Dividends accrued and unpaid                       $  574        $  569



                    THOMAS NELSON, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 2001.

     The consolidated balance sheet and related information in these notes as of March 31, 2001 have been derived from the audited consolidated financial statements as of that date. Certain reclassifications of prior period amounts have been made to conform to the current year's presentation.


Note B - New Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. The Company adopted the provisions of SFAS No. 133 effective April 1, 2001.
This pronouncement did not have a material impact on the Company's financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS
No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 superceds Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method accounting. In addition, SFAS No. 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. Implementation of SFAS No. 141 is expected to have no impact on the Company.

     SFAS No. 142 superceds APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. SFAS No. 142 requires that goodwill will no longer be amortized, but tested for impairment by comparing net book carrying values to fair market values upon adoption and periodically thereafter. The Company has decided to early adopt the provisions of SFAS No. 142. The election of SFAS N. 142 impacted the first quarter results by eliminating amortization of goodwill, which was a pre-tax impact of $0.6 million. While the Company has not completed its full analysis of SFAS No. 142, the Company believes that a potential goodwill impairment exists in relation to its Gift segment. The Company expects to complete its measurement of this potential impairment loss during fiscal 2002. The impairment loss relating to the goodwill and other net assets of the gift segment is expected to be in the $30 to $60 million range.


Note C - Inventories

Components of inventories consisted of the following (in thousands):


                                      June 30,     March 31,     June 30,
                                        2001         2001          2000
                                      --------     ---------     --------
Finished goods                         $70,363      $73,110       $79,448
Raw materials and work in process        4,799        5,641         6,469
                                      --------     ---------     --------
                                       $75,162      $78,751       $85,917
                                      ========     =========     ========



Note D - Cash Dividend

     On May 31, 2001, the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend is payable August 20, 2001 to shareholders of record on August 6, 2001. Management is expected to recommend to the Company's Board of Directors the temporary discontinuance of the discretionary quarterly dividend.


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


For the Three Months Ended     Publishing     Gift       Other       Total
--------------------------     ----------  ----------  ----------  ----------
June 30, 2001:
--------------
   Revenues                     $ 45,413    $ 18,816    $   -       $ 64,229
   Operating income                2,360        (700)       -          1,660

June 30, 2000:
--------------
   Revenues                     $ 49,202    $ 18,100    $   -       $ 67,302
   Operating income                4,543        (823)       -          3,720


As of June 30, 2001:
--------------------
   Identifiable assets          $151,716    $108,696    $23,838     $284,250

As of June 30, 2000:
--------------------
   Identifiable assets          $141,634    $124,029    $40,135     $305,798



Note F - Discontinued Operations

     During December 2000, the Company decided to sell the Ceres Candle operation, a division of its Gift segment. This sale is expected to be completed by September 30, 2001. Effective April 1, 2001, Remuda Ranch
Center for Anorexia and Bulimia, Inc. ("Remuda Ranch"), which operates therapeutic centers in Arizona for women with eating disorders, was reflected as discontinued operations. For periods prior to April 1, 2001, Reumda Ranch net assets are reflected as assets held for sale in accordance with Emerging Issues Task Force Issue No. 87-11, "Allocation of Purchase Price to Assets to be Sold." Remuda Ranch was part of the New Life Treatment Center, Inc. acquisition during fiscal 2000 and was considered as assets held for sale from the acquisition date through March 31, 2001. The Company closed the sale of the Remuda Ranch assets in July 2001 for approximately
$7.2 million in cash and a $2 million note receivable. These operations have been accounted for as discontinued operations and accordingly, their assets, liabilities and results of operations are segregated in the accompanying consolidated statements of operations, balance sheets and statements of cash flows and have been reclassified for all periods presented, except that Remuda Ranch net assets for periods prior to April 1, 2001 which were classified as assests held for sale.


Note G - Depreciation and Amortization

     This caption on the accompanying consolidated statements of operations includes all depreciation and amortization, including that related to goodwill, (for applicable periods) intangible assets, deferred loan costs, and property, plant and equipment.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
--------

     The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.



                                     Three Months Ended   Fiscal Year-to-Year
                                           June 30,             Increase
                                       2001       2000         (Decrease)
                                     --------   --------       ----------
                                        (%)        (%)             (%)
Net revenues
  Publishing                           70.7       73.1             (7.7)
  Gift                                 29.3       26.9              4.0
                                     --------   --------       ----------
    Total net revenues                100.0      100.0             (4.6)
                                     --------   --------       ----------
Expenses
  Cost of goods sold                   61.9       59.6             (1.0)
  Selling, general and administrative  33.7       32.3             (0.5)
  Depreciation and amortization         1.9        2.5            (29.2)
                                     --------   --------       ----------
    Total expenses                     97.4       94.5             (1.6)
                                     --------   --------       ----------

Operating income                        2.6        5.5            (55.4)
                                     --------   --------       ----------
Net income from continuing
  operations                            0.5        1.9            (77.3)
                                     --------   --------       ----------
Loss from discontinued operations,
  net of tax                            0.0       (0.7)          (100.0)
                                     --------   --------       ----------
Net income                              0.5        1.2            (64.8)
                                     ========   ========       ==========



     On April 23, 2001, the Company announced that it is actively exploring various strategic alternatives, including the possible merger, sale, internal restructuring or recapitalization of its wholly owned subsidiary, The
C.R. Gibson Company ("Gibson"). Gibson represents the Company's gift product segment.

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

     The following discussion includes certain forward-looking statements. Actual results could differ materially from those in the forward-looking statements, and a number of factors may affect future results, liquidity and capital resources. These factors include, but are not limited to, softness in the general retail environment, the timing of products being introduced to the market, the level of product returns experienced by the operating divisions, the level of margins achievable in the marketplace, the ability to minimize operating expenses and the ability of the Company to dispose of its Ceres operations and other assets held for sale on favorable terms and in a timely manner. Future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy during the 2002 fiscal year. The Company disclaims any intent or obligation to update forward-looking statements.


Results of Operations
---------------------

     Net revenues for the first three months of fiscal 2002 decreased
$3.1 million, or 4.6%, over the same period in fiscal 2001. The Publishing product net revenues for the first three months decreased $3.8 million, or 7.7%, compared to the prior year period. The decrease in Publishing net revenues for the first quarter ended June 30, 2001 is primarily attributable to timing of new product releases in the first quarter of fiscal 2002, softness in the retail markets and a higher level of returns; partially offset by increased revenues from the favorable timing of Women of Faith conferences. Net revenues from Gift products for the first quarter increased $0.7 million, or 4.0%, compared to the prior year period. The increase in Gift division net revenues was due in part to more aggressive sales of excess inventory at or below cost.

     The Company's cost of goods sold, excluding depreciation and amortization, decreased for the first three months of fiscal 2002 by $0.4 million, or 1.0%, over the same periods in fiscal 2001 and, as a percentage of net revenues, increased to 61.9% for the first three months of fiscal 2002 from 59.6% in the comparable period in fiscal 2001. The increase in cost of goods sold, as a percentage of net revenues, for the first quarter of fiscal 2002 resulted from several factors. First, the Company has been more aggressive in the current year in selling excess inventory at or below cost. This especially impacted the Gift division, as that division has reduced its product offerings in an effort to be more focused in its marketing and selling activities, as well as to reduce inventory levels. The process of reducing Gift product offerings is expected to negatively impact the Company's margins for the remainder of fiscal year 2002. Further, during the current year, the Company's Publishing division experienced product and market mix shifts from higher margin areas to lower margin areas.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the first three months of fiscal 2002 decreased by $0.1 million, or 0.5%, from the same period in fiscal 2001. These expenses, expressed as a percentage of net revenues, increased to 33.7% for the first three months of fiscal 2002 from 32.3% in the comparable period in fiscal 2001.

     Depreciation and amortization for fiscal 2002 decreased $0.5 million from fiscal 2001. This decrease in attributable to the Company ceasing amortization of goodwill effective April 1, 2001 in relation to its early adoption of SFAS No. 142.

     Interest expense, attributable to continuing operations, decreased
$0.4 million from the same period in fiscal 2001. This decrease is primarily attributable to a decrease in average outstanding debt levels from the previous year.


Liquidity and Capital Resources
-------------------------------

     At June 30, 2001, the Company had approximately $1.8 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities.
At June 30, 2001, the Company had working capital of $134.7 million.

     Net cash provided by (used in) operating activities was $8.0 million and $(6.3) million for the first three months of fiscal 2002 and 2001, respectively. Cash provided by operations during the first three months of fiscal 2002 was principally attributable to reductions in inventory and accounts receivable.

     During the first three months of fiscal 2002, capital expenditures totaled approximately $0.7 million, primarily consisting of computer software and equipment. During the remainder of fiscal 2002, the Company anticipates capital expenditures of approximately $3.4 million, primarily consisting of computer, warehousing and merchandising equipment.

     The Company's bank credit facilities are unsecured and consist of a $100 million credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The $100 million credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios. On June 29, 2001, the $100 million credit facility was amended and included provisions to approve certain asset sales, amend certain financial covenants, adjust the interest rate structure, recommend the cessation of the cash dividend and to change the maturity date to April 1, 2003. As recommended, the $100 million credit facility provides that, if certain conditions are not met by December 31, 2001, the lender will receive a lien on the Company's real and personal property. The $10 million credit facility bears interest at LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on July 31, 2002. At June 30, 2001, the Company had $88.2 million outstanding under the Credit Agreements, and $21.8 million available for borrowing. Effective July 25, 2001, with the sale of Remuda Ranch, the revolving loan commitment for the $100 million credit facility was reduced to $92.8 million. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

     At June 30, 2001, the Company had outstanding approximately $12.5 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-total-capital ratios, which are similarly calculated for each debt agreement. At June 30, 2001, the Company was in compliance with all covenants of these debt agreements, as amended.

     Management believes cash generated by operations and borrowings available under the Credit Agreements will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 2002. In July 2001, the Company received cash proceeds of $7.2 million related to the sale of Remuda Ranch, which was used to pay down borrowings under the Credit Agreement.

     The Company gives no assurances as to whether a transaction may occur with respect to its analysis of strategic alternatives relating to its gift operations, including the possible merger, sale, internal restructuring or recapitalizaton of Gibson. If a transaction were to occur, it could have a significant impact on the Company's liquidity and capital structure. However, the Company believes that, if such a transaction were to occur, it would not have a material adverse effect on the Company or its ability to continue normal Publishing operations. Management expects to recognize an impairment loss related to Gibson in the range of $30 million to $60 million during fiscal 2002.


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K for the year ended
March 31, 2001.



                                 PART II


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-K

     Exhibit
     Number
     -------
       11 -	Statement re Computation of Per Share Earnings

(b)  Reports of Form 8-K

     The Company filed a current report on Form 8-K on April 23, 2001 to announce its intention to explore strategic alternatives related to The C.R. Gibson? Company.





                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Thomas Nelson, Inc.
                                                      (Registrant)


    August 14, 2001                         BY:     /s/ Joe L. Powers
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