Form 10-Q
period 2001-09-30
NELSON THOMAS INC
filed 2001-11-14
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                 FORM 10-Q


                                 (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2001

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

     At November 12, 2001, the Registrant had outstanding 13,291,127 shares of Common Stock and 1,052,101 shares of Class B Common Stock.





                      THOMAS NELSON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                        September 30    March 31   September 30
                                            2001          2001         2000
                                        ------------  -----------  ------------
                                        (unaudited)                (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents               $     33      $  2,134     $    915
  Accounts receivable, less
    allowances of $6,133, $6,175
    and $6,210, respectively                60,103        57,974       55,999
  Inventories                               48,893        51,408       51,763
  Prepaid expenses                          15,831        14,691       15,551
  Assets held for sale                         -          10,000       13,290
  Refundable income taxes                    6,023           -            -
  Deferred income tax benefits              12,876        13,385        9,679
  Net assets of discontinued operations     30,259        87,612      115,055
                                        ------------  -----------  ------------
Total current assets                       174,018       237,204      262,252

Property, plant and equipment, net          11,887        12,780       10,468
Other assets                                 7,112         5,440        5,473
Deferred charges                             1,518           973          659
Goodwill                                    28,472        28,118       23,603
                                        ------------  -----------  ------------
Total Assets                              $223,007      $284,515     $302,455
                                        ============  ===========  ============

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                        $ 23,855      $ 19,969     $ 28,685
  Accrued expenses                          20,597        12,152       11,745
  Deferred revenue                           8,666         9,084        6,363
  Dividends payable                            -             574          574
  Income taxes currently payable               -           1,004        2,378
  Current portion of long-term debt          4,845         5,202        5,925
                                        ------------  -----------  ------------
Total current liabilities                   57,963        47,985       55,670


Long-term debt                              87,145       106,598      108,249
Deferred income taxes                        1,866         1,866        2,606
Other liabilities                            1,185           629          556
Minority interest                               56           -            119
Shareholders' equity
  Preferred stock, $1.00 par value,
    authorized 1,000,000 shares;
    none issued                                -             -            -
  Common stock, $1.00 par value,
    authorized 20,000,000 shares
    issued 13,285,827, 13,282,327 and
    13,255,792 shares, respectively         13,286        13,282       13,256
  Class B stock, $1.00 par value,
    authorized 5,000,000 shares;
    issued 1,057,401, 1,060,901 and
    1,085,801 shares respectively            1,057         1,061        1,086
  Additional paid-in capital                43,844        43,845       43,834
  Retained earnings                         16,605        69,249       77,079
                                        ------------  -----------  ------------
Total shareholders' equity                  74,792       127,437      135,255
                                        ------------  -----------  ------------
Total Liabilities and Shareholders'
  Equity                                  $223,007      $284,515     $302,455
                                        ============  ===========  ============





                       THOMAS NELSON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                     Six Months Ended      Three Months Ended
                                       September 30,          September 30,
                                   --------------------    -------------------
                                      2001       2000         2001      2000
                                   ---------   ---------   ---------  ---------
                                 (Unaudited) (Unaudited) (Unaudited) (Unaudited)
NET REVENUES                       $104,124    $104,904    $ 58,710   $ 55,703

COST AND EXPENSES:
  Cost of goods sold                 62,926      61,838      35,540     32,826
  Selling, general and
    administrative                   31,753      31,476      15,942     16,128
  Depreciation and amortization       1,405       1,691         757        864
                                   ---------   ---------   ---------  ---------
     Total expenses                  96,084      95,005      52,239     49,818

OPERATING INCOME                      8,040       9,899       6,471      5,885

Interest expense                      1,914       1,868       1,195        955
                                   ---------   ---------   ---------  ---------
  Income from continuing
    operations before income
    taxes                             6,126       8,031       5,276      4,930

Provision for income taxes            2,236       2,931       1,926      1,800

Minority interest                        56         119          56        119
                                   ---------   ---------   ---------  ---------

Net income from continuing
  operations                          3,834       4,981       3,294      3,011

Discontinued operations:
Operating income (loss),
  net of applicable taxes              (766)     (1,163)       (532)         3
Loss on disposal,
  net of applicable taxes           (55,140)        -       (55,140)       -
                                   ---------   ---------   ---------  ---------
Net income (loss) from
  discontinued operations           (55,906)     (1,163)    (55,672)         3
                                   ---------   ---------   ---------  ---------
Net income (loss)                  $(52,072)   $  3,818    $(52,378)  $  3,014
                                   =========   =========   =========  =========


Weighted average number of
  shares outstanding:
    Basic                            14,343      14,255      14,343     14,278
                                   =========   =========   =========  =========
    Diluted                          14,373      14,289      14,373     14,324
                                   =========   =========   =========  =========

Net income per share, from
  continuing operations
    Basic                          $   0.27    $   0.35    $   0.23   $   0.21
                                   ---------   ---------   ---------  ---------
    Diluted                        $   0.27    $   0.35    $   0.23   $   0.21
                                   ---------   ---------   ---------  ---------

Net loss per share, from
  discontinued operations
    Basic                          $  (3.90)   $  (0.08)   $  (3.88)       -
                                   ---------   ---------   ---------  ---------
    Diluted                        $  (3.89)   $  (0.08)   $  (3.87)       -
                                   ---------   ---------   ---------  ---------

Net income (loss) per share
    Basic                          $  (3.63)   $   0.27    $  (3.65)  $   0.21
                                   =========   =========   =========  =========
    Diluted                        $  (3.62)   $   0.27    $  (3.64)  $   0.21
                                   =========   =========   =========  =========

See Accompanying Notes




                       THOMAS NELSON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)


                                                Six Months Ended September 30,
                                                ------------------------------
                                                    2001              2000
                                                  ---------        ---------
Cash Flows From Operating Activities:

Net income from continuing operations             $  3,834         $  4,981

Adjustments to reconcile income to net
  Cash provided by (used in) operations:
    Minority interest                                   56              119
    Depreciation and amortization                    1,405            1,691
    Loss on sale of fixed assets and assets
      held for sale                                     19                1
    Deferred income taxes                              509              -

Changes in assets and liabilities, net of
    acquisitions:
  Accounts receivable, net                          (2,129)             571
  Federal income tax receivable                     (6,023)             -
  Inventories                                        2,515           (6,763)
  Prepaid expenses                                  (1,140)          (2,950)
  Accounts payable and accrued expenses             12,331            9,856
  Deferred revenues                                   (418)            (190)
  Income taxes currently payable                    (1,004)          (1,473)
                                                  ---------        ---------

Net cash provided by (used in) continuing
    operations                                       9,955            5,843
                                                  ---------        ---------

Discontinued Operations
  Loss from discontinued operations                   (766)          (1,163)
  Loss on disposal                                 (55,140)             -
  Changes in discontinued assets                    57,353           (9,115)
                                                  ---------        ---------
Net cash provided by (used in) discontinued
    operations                                       1,447          (10,278)
                                                  ---------        ---------
Net cash provided by (used in) operating
    activities                                      11,402           (4,435)
                                                  ---------        ---------

Cash Flows From Investing Activities:

  Property, plant and equipment expenditures          (834)            (510)
  Proceeds from sale of assets held for sale         7,235              343
  Changes in other assets and deferred charges         497             (334)
                                                  ---------        ---------
Net cash provided by (used in) investing
    activities                                       6,898             (501)
                                                  ---------        ---------

Cash Flows From Financing Activities:

  Borrowings (payments) under credit agreement      (6,764)          10,850
  Payments on long-term debt                       (13,046)          (4,653)
  Dividends paid                                    (1,148)          (1,139)
  Proceeds from issuance of common stock               -                  2
  Other financing activities                           557              (30)
                                                  ---------        ---------
Net cash provided by (used in) financing
    activities                                     (20,401)           5,030
                                                  ---------        ---------
Net increase (decrease) in cash and cash
    equivalents                                     (2,101)              94
Cash and cash equivalents at beginning of period     2,134              821
                                                  ---------        ---------
Cash and cash equivalents at end of period        $     33          $   915
                                                  =========        =========
Supplemental disclosure of non-cash
    investing and financing activities:

Dividends accrued and unpaid                      $    -            $    574



                    THOMAS NELSON, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

     The accompanying unaudited, consolidated, financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 2001.

     The consolidated balance sheet and related information in these notes as of March 31, 2001 have been derived from the audited consolidated financial statements as of that date. Certain reclassifications of prior period amounts have been made to conform to the current year's presentation.


Note B - New Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. The Company adopted the provisions of SFAS No. 133 effective April 1, 2001. The implementation of this pronouncement did not have a material impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 supersedes Accounting Principles Board ("APB") Opinion
No. 16, "Business Combinations" and requires all business combinations to be accounted for using purchase method accounting. In addition, SFAS 141 requires that identifiable, intangible assets be recognized apart from goodwill based on meeting certain criteria. Implementation of SFAS No. 141 is expected to have no impact on the Company.

     SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and addresses accounting for intangible assets and goodwill for upon and after their acquisition. SFAS No. 142 requires that goodwill no longer be amortized, but tested for impairment by comparing net book carrying values to fair market values upon adoption and periodically thereafter. The Company has adopted the provisions of SFAS No. 142. The election of SFAS No. 142 favorably impacted the second quarter and fiscal 2002 year-to-date results by eliminating amortization of goodwill, which had a pre-tax impact of $0.2 million and $0.5 million, respectively. The Company expects to complete its full analysis of SFAS No. 142 by the end of fiscal 2002. Implementation of SFAS No. 142 is not expected to have a material impact on the continuing operations of the Company.


Note C - Inventories

Components of inventories consisted of the following (in thousands):

                                  September 30,      March 31,    September 30,
                                      2001             2001           2000
                                  -------------   -------------   -------------
Finished goods                       $44,734         $46,941         $46,726
Raw materials and work in process      4,159           4,467           5,037
                                  -------------   -------------   -------------
                                     $48,893         $51,408         $51,763
                                  =============   =============   =============



Note D - Cash Dividend

     On May 31, 2001, the Company's board of directors declared a cash dividend of $0.04 per share of Common and Class B Common stock. The dividend was paid August 20, 2001 to shareholders of record on August 6, 2001.

     On August 24, 2001, the Company's board of directors adopted management's recommendation to temporarily suspend the discretionary payment of dividends on the Company's Common and Class B Common stock.


Note E - Operating Segments

     The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," at March 31, 1999, which directs the way the Company reports information about its operating segments. The Company is organized and managed based upon its products.

     After discontinuing the gift product segment, the Company has one reportable business segment, identified as Publishing. The Publishing segment primarily creates and markets Bibles, inspirational books, videos and hosts inspirational seminars for women.


Note F - Discontinued Operations

     On October 11, 2001, the Company announced that it had entered into a definitive agreement by which the Company would sell and CRG Acquisition Corp. ("CRG") would purchase the Company's gift business, including substantially all of the assets of the Company's wholly-owned subsidiary, The C.R. Gibson Company ("C.R. Gibson"). The purchase was consummated on November 7, 2001 with an effective date of October 31, 2001 at a purchase price of $30.5 million, plus the assumption of certain liabilities. The Company paid down existing debt with the net proceeds from the sale. C.R. Gibson is a designer, marketer and distributor of premium stationery and memory albums (i.e., the Company's gift product segment). The financial statements reflect the gift product segment as discontinued operations for all periods presented. Interest allocations to the gift discontinued operations were based on percentage of net assets employed and totaled $1.2 million, $1.3 million and $2.3 million for the six months ended September 30, 2001 and September 30, 2000 and the fiscal year ended March 31, 2001, respectively.

     The unaudited Consolidated Pro Forma Statements of Operations presented below are shown for illustrative purposes only and are not necessarily indicative of the financial position or results of operations of the Company that would have actually resulted had the gift sale and debt repayment occurred as of the date or for the period presented, or that may result in the future.

     The unaudited Consolidated Pro Forma Statements of Operations for the year ended March 31, 2001 assume that the gift disposition occurred at the beginning of the period presented and are based on the operations of the Company for the year ended March 31, 2001.

     The unaudited Consolidated Pro Forma Statements of Operations should be read in conjunction with the historical financial statements and related notes of the Company for the year ended March 31, 2001, as filed with the Company's Annual Report on Form 10-K.





                   THOMAS NELSON. INC. AND SUBSIDIARIES
              CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
                     FISCAL YEAR ENDED MARCH 31, 2001
               (Dollars in thousands, except per share data)
                               (Unaudited)




                                               Less:
                                              Disposed
                                               Gift
                                 Historical   Business  Adjustments  Pro Forma
                                 ----------   --------  -----------  ---------
NET REVENUES                      $297,965     $83,818               $214,147

COSTS AND EXPENSES:
Cost of goods sold                 184,336      55,241                129,095
Selling, general & administrative   92,570      31,627     3,483  <F1> 64,426
Depreciation & Amortization          6,308       3,309                  2,999
                                 ---------------------------------   ---------
       Total Costs and Expenses    283,214      90,177     3,483      196,520

OPERATING INCOME (LOSS)             14,751      (6,359)   (3,483)      17,627

Other income (expense)                  36          36                    -
Interest expense                     5,818         -      (2,328) <F2>  3,490
                                 ---------------------------------   ---------
Income from continuing operations
   before income taxes               8,969      (6,323)   (1,155)      14,137

Provision for income taxes           3,207                 1,953        5,160
                                 ---------------------------------   ---------
Net income (loss) from continuing
   operations                        5,762      (6,323)   (3,108)       8,977
                                 ---------------------------------   ---------

Discontinued - operating loss       (1,332)      6,323     3,108       (4,547)
Discontinued - loss on sale         (7,264)        -         -         (7,264)
                                 ---------------------------------   ---------
Net loss from discontinued
   operations                       (8,596)      6,323     3,108      (11,811)

Net Income (loss)                 $ (2,834)    $   -      $  -       $ (2,834)
                                 =================================   =========

Weighted average number of
   shares outstanding               14,299                             14,299

Net Income (Loss) Per Share:
 Income from Continuing
   Operations                     $   0.40                           $   0.63
 Loss from Discontinued
   Operations                        (0.60)                             (0.83)
                                 -----------                         ---------
Net Income (Loss) Per Share:      $  (0.20)                          $  (0.20)
                                 ===========                         =========


<F1>  Reallocation of corporate expenses in accordance with APB Opinion No. 30,
      "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

<F2>  Allocation of interest to discontinued gift product segment operations based on assets  employed.


     During December 2000, the Company determined it would dispose of its Ceres Candle operation, a division of its gift segment. This sale was completed in August for approximately $1.5 million. Effective April 1, 2001, Remuda Ranch Center for Anorexia and Bulimia, Inc. ("Remuda Ranch"), which operates therapeutic centers in Arizona for women with eating disorders, was reflected as discontinued operations. For periods prior to April 1, 2001, Remuda Ranch net assets are reflected as assets held for sale in accordance with Emerging Issues Task Force Issue No. 87-11, "Allocation of Purchase Price to Assets to be Sold." Remuda Ranch was part of the New Life Treatment Center, Inc. acquisition during fiscal 2000 and was considered as assets held for sale from the acquisition date through March 31, 2001. The Company closed the sale of the Remuda Ranch assets in July 2001 for approximately $7.2 million in cash and a $2 million note receivable. The operations of Ceres and Remuda Ranch have been accounted for as discontinued operations and accordingly, their assets, liabilities and results of operations are segregated in the accompanying consolidated statements of operations, balance sheets and statements of cash flows and have been reclassified for all periods presented, except Remuda Ranch net assets for periods prior to April 1, 2001 which were classified as assets held for sale.


Note G - Depreciation and Amortization

     This caption on the accompanying consolidated statements of operations includes all depreciation and amortization, including that related to goodwill (for applicable periods), intangible assets, property, plant and equipment and deferred loan costs.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW
--------

     On November 7, 2001, the Company sold its gift business, including substantially all of the assets of The C.R. Gibson Company, for $30.5 million, subject to adjustment, and the assumption of certain liabilities. This sale resulted in a loss on disposal of $55.1 million.

     The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                      Six Months Ended
                                        September 30,      Fiscal Year-to-Year
                                      ----------------          Increase
                                       2001      2000           (Decrease)
                                      ------    ------     -------------------
                                        (%)       (%)              (%)
Net revenues                          100.0     100.0             (0.7)

Expenses
  Cost of goods sold                   60.4      59.0              1.8
  Selling, general and administrative  30.5      30.0              0.9
  Depreciation and amortization         1.4       1.6            (16.9)
                                      ------    ------     -------------------
      Total expenses                   92.3      90.6              1.1
                                      ------    ------     -------------------

Operating income                        7.7       9.4            (18.8)
                                      ------    ------     -------------------
Net income from continuing
    operations                          3.7       4.7            (23.0)
                                      ------    ------     -------------------
Loss from discontinued operations,
    net of tax                        (53.7)     (1.1)
                                      ------    ------
Net income                            (50.0)      3.6
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

     This report, including the following discussion, includes certain forward-looking statements. Forward-looking statements are any statements other than those made solely with repect to historical facts. Actual results could differ materially from those in the forward-looking statements, and a number of factors may affect future results, liquidity and capital resources. These factors include, but are not limited to, softness in the general retail environment, the timing of products being introduced to the market, the level of product returns experienced by the operating divisions, the level of margins achievable in the marketplace, the ability of the Company to minimize operating expenses and deliver the agreed upon net asset value in the Gibson tranaction. Future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy during the 2002 fiscal year. The Company disclaims any intent or obligation to update forward-looking statements.


Results of Operations
---------------------

     Net revenues for the first six months of fiscal 2002 decreased
$0.8 million, or 0.7%, over the same period in fiscal 2001. The decrease in net revenues for the six months ended September 30, 2001 is primarily attributable to timing of new product releases and softness in the retail markets, partially offset by increased revenues from the favorable timing of Women of Faith conferences.

     The Company's cost of goods sold, excluding depreciation and amortization, increased for the first six months of fiscal 2002 by $1.1 million, or 1.8%, over the same period in fiscal 2001 and, as a percentage of net revenues, increased to 60.4% for the first six months of fiscal 2002 from 59.0% in the comparable period in fiscal 2001. The increase in cost of goods sold, as a percentage of net revenues, for the first six months of fiscal 2002 resulted from the Company's Publishing division experiencing product and market mix shifts from higher margin areas to lower margin areas. Also, the Company's Women of Faith conferences experienced lower attendance rates during July and August due to the slow economy. Attendance levels for the conferences scheduled for the remainder of the fiscal year are expected to improve, based on pre-event ticket sales.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the first six months of fiscal 2002 increased by $0.3 million, or 0.9%, from the same period in fiscal 2001. These expenses, expressed as a percentage of net revenues, increased to 30.5% for the first six months of fiscal 2002 from 30.0% in the comparable period in fiscal 2001.

     Depreciation and amortization for fiscal 2002 decreased $0.3 million from fiscal 2001. This decrease is attributable to the Company ceasing amortization of goodwill effective April 1, 2001 in relation to its early adoption of SFAS No. 142.

     Interest expense attributable to continuing operations remained consistent with fiscal 2001, as lower debt levels were offset by higher interest rates that were a result of the Sixth Amendment to the Company's Credit Agreements.


Liquidity and Capital Resources
-------------------------------

     At September 30, 2001, the primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At September 30, 2001, the Company had working capital of $116.1 million. When circumstances permit, the Company uses available cash to pay down borrowings under the Credit Agreements.

     Net cash provided by (used in) operating activities was $11.4 million and ($4.4 million) for the first six months of fiscal 2002 and 2001, respectively. Cash provided by operations during the first six months of fiscal 2002 was principally attributable to income from continuing operaitons, reductions in inventory and increases in accrued expenses.

     During the first six months of fiscal 2002, capital expenditures totaled approximately $0.8 million, primarily consisting of computer software and equipment. During the remainder of fiscal 2002, the Company anticipates capital expenditures of approximately $1.7 million, primarily consisting of computer, warehousing and merchandising equipment.

     The Company's bank credit facilities are unsecured and consist of a revolving credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The revolving credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios. On June 29, 2001, the revolving credit facility was amended and included provisions to approve certain asset sales, amend certain financial covenants, adjust the interest rate structure, recommend the cessation of the cash dividend and to change the maturity date to April 1, 2003. The $10 million credit facility bears interest at LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on July 31, 2002. At September 30, 2001, the Company had $75.8 million outstanding under the Credit Agreements, and $27.0 million available for borrowing. Effective July 25, 2001, with the sale of Remuda Ranch, the revolving credit facility was reduced from $100 million to $92.8 million. The revolving credit facility is expected to be further reduced in November 2001 to approximately $68.2 million due to the sale of C.R. Gibson. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

     At September 30, 2001, the Company had outstanding approximately
$12.5 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain interest coverage and debt-to-total-capital ratios, which are similarly calculated for each debt agreement. The Company is currently in compliance with all covenants of these debt agreements, as amended.

     Management believes cash generated by operations and borrowings available under the Credit Agreements will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 2002. In November 2001, the Company received cash proceeds of $30.5 million related to the sale of the gift business, which was used to pay down borrowings under the Credit Agreements.


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



	                             PART II

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company Held its Annual Meeting of Stockholders on August 23, 2001 (the "Annual Meeting"). At the Annual Meeting, the stockholders of the
Company voted to elect two Class One directors, Sam Moore and Andrew J. Young, for three-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for, withheld/abstained and against with respect to each of the nominees:


                                           Withheld/
Nominee                       For           Abstain     Against
------------------         ----------      ---------    -------
Sam Moore                  18,783,369       803,631      10,772
Andrew J. Young            18,783,369       125,618      12,534



Item 5.  Other Information.

     On November 7, 2001, effective at the close of business on October 31, 2001, the Company sold substantially all the assets of the Company's gift business pursuant to an Amended and Restated Asset Purchase Agreement to CRG Acquisition Corp., a Georgia corporation (the "Buyer"). The Company's gift business, The C.R. Gibson Compay, is a designer, marketer and distributor of premium stationery and memory albums. The purchase price was $30.5 million, plus the assumption of certain liabilities. The purchase price is subject to adjustment based on the minimum net asset value delivered at closing.

     At closing, the Company entered into an agreement with Buyer whereby the Company will provide and Buyer will compensate the Company for, certain administrative support services to the gift Business (such as billing, collection, inventory warehousing and shipping) during a transition period not to exceed 18 months following the closing.

     The net proceeds received by the Company have been used to pay down the outstanding balance under the Company's Amended and Restated Credit Agreement, as amended. Upon these payments, the revolving loan commitment for the credit facility will be reduced to approximately $68.2 million.

     CRG Acquisition Corp. is owned by a group of private investors closely associated with Anderson News Corporation. Anderson News Corporation, a distributors of books, magazines and music in the United States, is also a distributor of our publishing products to the retail market.

     As required by Item 7 of Form 8-K, a Pro Forma Consolidated Statement of Operations for the Company and its subsidiaries for the fiscal year ended March 31, 2001 is included in Note F to the Consolidated Financial Statements included herein. The Pro Forma Consolidated Statement of Operations gives effect to the disposition of the gift Business as if the transaction had occurred at the beginning of the period presented.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits required by Item 601 of Regulation S-K

              Exhibit
              Number
              -------

                 2.1 - Amended and Restated Asset Purchase Agreement, dated
                       October 31, 2001 by and between the Company, The
                       C.R. Gibson Company, and C.R. Gibson Sales Company, Inc. and CRG Acquisition Corp., as Buyer. Schedules to the Amended and Restated Asset Purchase Agreement have been omitted. The Company agrees to furnish supplementally a copy of any Schedule to the Commission upon request.

                10.1 - Transition Services Agreement, dated November 7, 2001, effective as of October 31, 2001 by and between the Company and CRG Acquisition Corp.

                10.2 - Lease Agreement, dated November 7, 2001, effective
                       October 31, 2001 by and between the Company, as Tenant, and CRG Acquisition Corp., as Landlord.

                11   - Statement re Computation of Per Share Earnings


         (b) No Form 8-K was filed by the Company during the quarter ended September 30, 2001.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Thomas Nelson, Inc.
                                               (Registrant)


Date:  November 14, 2001               By:   s/s Joe L. Powers
       -----------------                    -----------------------
                                                 Joe L. Powers
                                            Executive Vice President
                                            (Principal Financial and
                                               Accounting Officer)



                              INDEX TO EXHIBITS


Exhibit
Number
-------

   2.1 - Amended and Restated Asset Purchase Agreement, dated October 31, 2001 by and between the Company, The C.R. Gibson Company, and C.R. Gibson Sales Company, Inc. and CRG Acquisition Corp., as Buyer. Schedules to the Amended and Restated Asset Purchase Agreement have been omitted. The Company agrees to furnish supplementally a copy of any Schedule to the Commission upon request.

  10.1 - Transition Services Agreement, dated November 7, 2001, effective as of October 31, 2001 by and between the Company and CRG Acquisition Corp.

  10.2 - Lease Agreement, dated November 7, 2001, effective October 31, 2001 by and between the Company, as Tenant, and CRG Acquisition Corp., as Landlord.

  11   - Statement re Computation of Per Share Earnings