Form 10-Q
period 2001-12-31
NELSON THOMAS INC
filed 2002-02-14
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q


                                 (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended December 31, 2001

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

     At February 13, 2002, the Registrant had outstanding 13,326,759 shares of Common Stock and 1,039,801 shares of Class B Common Stock.


                      THOMAS NELSON, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                        December 31    March 31,    December 31
                                           2001          2001         2000
                                        -----------   -----------   -----------
                                        (unaudited)                 (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents              $    659      $  2,134      $  2,463
  Accounts receivable, less
    allowances of $13,316, $6,175
    and $8,505, respectively               64,433        57,974        55,934
  Inventories                              44,622        51,408        51,487
  Prepaid expenses                         14,639        14,691        15,291
  Assets held for sale                        -          10,000        12,919
  Refundable income taxes                   5,450           -             -
  Deferred income tax benefits             12,876        13,510         9,679
  Net assets of discontinued operations       -          87,487       102,770
                                        -----------   -----------   -----------
Total Current Assets                      142,679       237,204       250,543

Property, plant and equipment, net         11,314        12,780        10,666
Other assets                                7,628         5,440         5,602
Deferred charges                            1,290           973           552
Goodwill                                   28,472        28,118        23,307
                                        -----------   -----------   -----------
TOTAL ASSETS                             $191,383      $284,515      $290,670
                                        ===========   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $ 21,328      $ 19,969      $ 23,561
  Accrued expenses                         17,226        12,152        13,279
  Deferred revenue                          4,411         9,084         5,703
  Dividends payable                           -             574           574
  Income taxes currently payable              528         1,004           462
  Current portion of long-term debt         4,163         5,202         5,924
                                        -----------   -----------   -----------
Total Current Liabilities                  47,656        47,985        49,503

Long-term debt                             63,853       106,598       107,646
Deferred income taxes                       1,866         1,866         2,606
Other liabilities                           1,217           629         1,250
Minority interest                             119           -             149

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 1,000,000 shares;
    none issued                               -             -             -
  Common stock, $1.00 par value,
    authorized 20,000,000 shares
    issued 13,300,393, 13,282,327 and
    13,257,427 shares, respectively        13,300        13,282        13,257
  Class B stock, $1.00 par value,
    authorized 5,000,000 shares;
    issued 1,043,501, 1,060,901 and
    1,085,801 shares, respectively          1,044         1,061         1,086
  Additional paid-in capital               43,848        43,845        43,844
  Retained earnings                        18,480        69,249        71,329
                                        -----------   -----------   -----------
Total Shareholders' Equity                 76,672       127,437       129,516
                                        -----------   -----------   -----------
TOTAL LIABILITIES ANDSHAREHOLDERS'
  EQUITY                                 $191,383      $284,515      $290,670
                                        ===========   ===========   ===========

                      THOMAS NELSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   Nine Months Ended    Three Months Ended
                                      December 31,         December 31,
                              -----------------------  -----------------------
                                      2001      2000         2001      2000
                              ----------- -----------  ----------- -----------
                              (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
NET REVENUES                   $165,291    $159,277      $61,167     $54,372

COST AND EXPENSES:
  Cost of goods sold             99,225      95,229       36,299      33,392
  Selling, general and
    administrative               51,603      47,417       19,850      15,941
  Depreciation and
    amortization                  2,388       2,528          983         837
                              ----------- -----------  ----------- -----------
      Total expenses            153,216     145,174       57,132      50,170

OPERATING INCOME                 12,075      14,103        4,035       4,202

Interest expense                  2,897       2,637          983         769
                              ----------- -----------  ----------- -----------
Income from continuing
  operations before income
  taxes                           9,178      11,466        3,052       3,433

Provision for income taxes        3,350       4,185        1,114       1,253

Minority interest                   119         149           63          30
                              ----------- -----------  ----------- -----------

Net income from continuing
  operations                      5,709       7,132        1,875       2,150

Discontinued operations:
  Operating loss, net of
    applicable taxes               (766)     (3,252)         -        (2,096)
  Loss on disposal, net of
    applicable taxes            (55,140)     (5,210)         -        (5,210)
                              ----------- -----------  ----------- -----------
  Net loss from discontinued
    operations                  (55,906)     (8,462)         -        (7,306)
                              ----------- -----------  ----------- -----------
  Net income (loss)            $(50,197)   $ (1,330)     $ 1,875     $(5,156)
                              =========== ===========  =========== ===========

Weighted average number of
  shares outstanding:
    Basic                        14,343      14,284       14,343      14,343
                              =========== ===========  =========== ===========
    Diluted                      15,014      14,303       15,103      14,343
                              =========== ===========  =========== ===========

Net income per share, from
  continuing operations
    Basic                      $   0.40    $   0.50     $   0.13    $   0.15
                              ----------- -----------  ----------- -----------
    Diluted                    $   0.38    $   0.50     $   0.12    $   0.15
                              ----------- -----------  ----------- -----------

Net loss per share, from
  discontinued operations
    Basic                      $  (3.90)   $  (0.59)    $    -      $  (0.51)
                              ----------- -----------  ----------- -----------
    Diluted                    $  (3.72)   $  (0.59)    $    -      $  (0.51)
                              ----------- -----------  ----------- -----------

NET INCOME(LOSS) PER SHARE
    Basic                      $  (3.50)   $  (0.09)    $   0.13    $  (0.36)
                              =========== ===========  =========== ===========
    Diluted                    $  (3.34)   $  (0.09)    $   0.12    $  (0.36)
                              =========== ===========  =========== ===========
See Accompanying Notes


                      THOMAS NELSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                               Nine Months Ended December 31,
                                               ------------------------------
                                                   2001              2000
                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations             $ 5,709          $ 7,132
Adjustments to reconcile income to net
  Cash provided by (used in) operations:
    Minority interest                                 119              149
    Depreciation and amortization                   2,388            2,528
    Loss on sale of fixed assets and
      assets held for sale                            (17)              (9)
    Deferred income taxes                             634              -
  Changes in assets and liabilities,
    net of acquisitions:
      Accounts receivable, net                     (6,459)             636
      Inventories                                   6,786           (6,487)
      Prepaid expenses                                 52           (2,690)
      Accounts payable and accrued expenses         3,328            6,266
      Deferred revenues                            (4,673)            (850)
      Income taxes currently payable                 (476)          (3,389)
                                               ------------      ------------
Net cash provided by (used in) continuing
  operations                                        7,391            3,286
                                               ------------      ------------
Discontinued Operations
  Loss from discontinued operations                  (766)          (3,252)
  Loss on disposal                                (55,140)          (5,210)
  Changes in discontinued assets                   55,609             (943)
                                               ------------      ------------
Net cash provided by (used in) discontinued
  operations                                         (299)          (9,405)
                                               ------------      ------------
Net cash provided by (used in) operating
  activities                                        7,092           (6,119)
                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment expenditures         (751)          (2,004)
  Proceeds from sale of assets held for sale       37,844            3,658
  Changes in other assets and deferred charges     (1,319)             504
                                               ------------      ------------
Net cash provided by (used in) investing
  activities                                       35,774            2,158
                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) under credit
    agreement, net                                (40,639)          10,650
  Payments on long-term debt                       (3,145)          (5,021)
  Dividends paid                                   (1,148)          (1,713)
  Proceeds from issuance of common stock                1                3
  Other financing activities                          590            1,684
                                               ------------      ------------
Net cash provided by (used in) financing
  activities                                      (44,341)           5,603
                                               ------------      ------------
Net increase (decrease) in cash and
  cash equivalents                                 (1,475)           1,642
Cash and cash equivalents at beginning
  of period                                         2,134              821
                                               ------------      ------------
Cash and cash equivalents at end of period        $   659          $ 2,463
                                               ============      ============
Supplemental disclosure of non-cash investing
  and financing activities:
Dividends accrued and unpaid                      $   -            $   574


                      THOMAS NELSON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

     The accompanying, unaudited, consolidated, financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 2001.

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

     In June 2001, the Financial Accounting Standards Board issued
SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using purchase method accounting. In addition, SFAS 141 requires that identifiable, intangible assets be recognized apart from goodwill based on meeting certain criteria. Implementation of SFAS No. 141 is not expected to have a material impact on the Company.

     SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and addresses accounting for intangible assets and goodwill upon and after their acquisition. SFAS No. 142 requires that goodwill no longer be amortized, but tested for impairment by comparing net book carrying values to fair market values upon adoption and periodically thereafter. The Company has adopted the provisions of SFAS No. 142 as of April 1, 2001. The election of SFAS No. 142 favorably impacted the third quarter and fiscal 2002 year-to-date results by eliminating amortization of goodwill, which had a pre-tax impact of $0.1 million and $0.5 million, respectively, in the prior year. The Company expects to complete its full analysis of SFAS No. 142 by the end of fiscal 2002. Implementation of SFAS No. 142 is not expected to have a material impact on the continuing operations of the Company.


Note C - Inventories

Components of inventories consisted of the following (in thousands):

                                   December 31,    March 31,   December 31,
                                       2001          2001          2000
                                   ------------  ------------  ------------
Finished goods                       $40,864       $46,949       $44,995
Raw materials and work in process      3,758         4,459         6,492
                                   ------------  ------------  ------------
                                     $44,622       $51,408       $51,487
                                   ============  ============  ============


Note D - Cash Dividend

     On May 31, 2001, the Company's board of directors declared a cash dividend of $0.04 per share of Common and Class B Common stock. The dividend was paid August 20, 2001 to shareholders of record on August 6, 2001.

     On August 24, 2001, the Company's board of directors determined that it was in the best interest of the Company to use cash for current working capital needs that had previously been used to pay discretionary dividends. The board of directors will review the Company's dividend policy from time-to-time in the future.


Note E - Operating Segments

     The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," at March 31, 1999, which directs the way the Company reports information about its operating segments. The Company is organized and managed based upon its products.

     After discontinuing the gift product segment, the Company has one reportable business segment, identified as Publishing. The Publishing segment primarily creates and markets Bibles, inspirational books, videos and provides inspirational seminars and literature for women.


Note F - Discontinued Operations

     On October 11, 2001, the Company announced that it had entered into a definitive agreement by which the Company would sell and CRG Acquisition Corp. ("CRG") would purchase the Company's gift business, including substantially all of the assets of the Company's wholly-owned subsidiary, The C.R. Gibson Company ("C.R. Gibson"). The purchase was consummated on November 7, 2001 with an effective date of October 31, 2001 at a purchase price of $30.5 million, plus the assumption of certain liabilities. This sale resulted in a loss on disposal of $55.1 million. The Company utilized net proceeds from the sale to pay down existing debt. C.R. Gibson is a designer, marketer and distributor of premium stationery and memory albums, (i.e. the Company's gift product segment). The financial statements reflect the gift product segment as discontinued operations for all periods presented. Interest allocations to the gift discontinued operations were based on percentage of net assets employed and totaled $1.4 million, $1.9 million and $2.3 million for the nine months ended December 31, 2001 and December 31, 2000 and the fiscal year ended March 31, 2001, respectively.

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


                      THOMAS NELSON, INC. AND SUBSIDIARIES
                CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
                       FISCAL YEAR ENDED MARCH 31, 2001
          (Dollars in thousands, except per share data) - (Unaudited)
                                          Less:
                                       Discontinued
                                          Gift
                          Historical   Operations    Adjustments    Pro Forma
                         -----------   -----------   -----------   -----------
NET REVENUES              $297,965      $83,818                      $214,147

COSTS AND EXPENSES:
Cost of goods sold         184,336       55,241                       129,095
Selling, general &
  administrative            92,570       31,627         3,483    <F1>  64,426
Depreciation &
  Amortization               6,308        3,309                         2,999
                         -----------   -----------   -----------   -----------
Total Costs and Expenses   283,214       90,177         3,483         196,520

Operating Income (Loss)     14,751       (6,359)       (3,483)         17,627

Other income (expense)          36           36                           -
Interest expense             5,818          -          (2,328)   <F2>   3,490
                         -----------   -----------   -----------   -----------
Income from continuing
  operations before
  income taxes               8,969       (6,323)       (1,155)         14,137

Provision for income
  taxes                      3,207                      1,953           5,160
                         -----------   -----------   -----------   -----------
Net income (loss) from
  continuing operations      5,762       (6,323)       (3,108)          8,977
                         -----------   -----------   -----------   -----------
Discontinued -
  operating loss            (1,332)       6,323         3,108          (4,547)
Discontinued -
  loss on sale              (7,264)         -             -            (7,264)
                         -----------   -----------   -----------   -----------
Net loss from
  discontinued operations   (8,596)       6,323         3,108         (11,811)

Net Income (loss)         $ (2,834)     $   -          $  -          $ (2,834)
                         ===========   ===========   ===========   ===========

Weighted average number
  of shares outstanding     14,299                                     14,299

Net Income (Loss) Per
  Share:
   Income from Continuing
     Operations           $   0.40                                   $   0.63
  Loss from Discontinued
    Operations               (0.60)                                     (0.83)
                         -----------                               -----------
Net Income (Loss) Per
  Share:                  $  (0.20)                                  $  (0.20)
                         ===========                               ===========

------------------------------------------------------------------------------
<F1>  Reallocation of corporate expenses in accordance with APB Opinion
      No. 30, "Reporting  the Results of Operations - Reporting the
      Effects of Disposal of a Segment of a Business,  and Extraordinary,
      Unusual and Infrequently Occurring Events and Transactions".

<F2>  Allocation of interest to discontinued gift product segment operations based on assets  employed.



     During December 2000, the Company determined it would dispose of its Ceres Candles operation, a division of its gift segment. This sale was completed in August for approximately $1.5 million. Effective April 1, 2001, Remuda Ranch Center for Anorexia and Bulimia, Inc. ("Remuda Ranch"), which operates therapeutic centers in Arizona for women with eating disorders, was reflected as discontinued operations. For periods prior to April 1, 2001, Remuda Ranch net assets are reflected as assets held for sale in accordance with Emerging Issues Task Force Issue No. 87-11, "Allocation of Purchase Price to Assets to be Sold." Remuda Ranch was part of the New Life Treatment Center, Inc. acquisition during fiscal 2000 and was considered as assets held for sale from the acquisition date through March 31, 2001. The Company closed the sale of the Remuda Ranch assets in July 2001 for approximately $7.2 million in cash and a $2 million note receivable. The operations of Ceres Candles and Remuda Ranch have been accounted for as discontinued operations and accordingly, their assets, liabilities and results of operations are segregated in the accompanying consolidated statements of operations, balance sheets and statements of cash flows and have been reclassified for all periods presented, except Remuda Ranch net assets for periods prior to April 1, 2001 which were classified as assets held for sale.


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

                                  Nine Months Ended    Fiscal Year-to-Year
                                     December 31,            Increase
                                   2001        2000         (Decrease)
                                 --------    --------  -------------------
                                    (%)         (%)             (%)
Net revenues                      100.0       100.0             3.8

Expenses
  Cost of goods sold               60.0        59.8             4.2
  Selling, general and
    administrative                 31.2        29.8             8.8
  Depreciation and amortization     1.5         1.6            (5.5)
                                 --------    --------  -------------------
    Total expenses                 92.7        91.2             5.5
                                 --------    --------  -------------------

Operating income                    7.3         8.8           (14.4)
                                 --------    --------  -------------------

Net income from continuing
  operations                        3.5         4.5           (20.0)
                                 --------    --------  -------------------
Loss from discontinued
  operations, net of tax          (33.8)       (5.3)
                                 --------    --------
Net income                        (30.3)       (0.8)
                                 ========    ========


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

     This report, including the following discussion, includes certain forward-looking statements. Forward-looking statements are any statements other than those made solely with respect to historical facts. Actual results could differ materially from those in the forward-looking statements, and a number of factors may affect future results, liquidity and capital resources. These factors include, but are not limited to: softness in the general retail environment, the timing of products being introduced to the market, the level of product returns experienced by the operating divisions, the collectibility of accounts receivable, the financial condition of our customers and suppliers, the level of margins achievable in the marketplace, the ability of the Company to minimize operating expenses, recoupment of royalty advances, realization of inventory values at carrying amounts, access to capital and realization of income tax and intangible assets. Future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy during the 2002 fiscal year. The Company disclaims any intent or obligation to update forward-looking statements.


Results of Operations
=====================

Consolidated Results - Third Quarter of Fiscal 2002
Compared with Third Quarter of Fiscal 2001
---------------------------------------------------

     Net revenues for the three months ended December 31, 2001 increased
$6.8 million, or 12.5%, over the same period in the prior year. The Women of Faith conference division represents $5.1 million of this increase, due to a combination of improved attendance at planned events, an event that was postponed from September (after the terrorist attacks) to December and the introduction of new holiday events for children.

     The Company's cost of goods sold, excluding depreciation and amortization, increased for the quarter ended December 31, 2001 by $2.9 million, or 8.7%, however, as a percentage of net revenues, decreased to 59.3% this quarter from 61.4% in the comparable prior year quarter. The improvement in cost of goods sold, as a percentage of net revenues, is primarily due to a change in sales mix from lower margin Bible product to higher margin book product lines, as compared with the corresponding quarter in the prior year, substantially offset by increased lower margin revenues from the Women of Faith conferences and the related holiday events for children.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the three months ended December 31, 2001 increased by $3.9 million, or 24.5%, from the same period in fiscal 2001. These expenses, expressed as a percentage of net revenues, increased to 32.5% this period from 29.3% in the comparable period in the prior fiscal year. This increase is due to the $4.4 million charge in the current period to fully reserve the net receivable balance from Kmart, which filed bankruptcy in January 2002. Kmart has historically accounted for less than 3% of our total consolidated sales.
We have resumed shipments to Kmart with payments protected by an administrative priority status under the bankruptcy code. The Kmart loss was partially offset by other accrued expenses that would have been recorded, primarily incentive compensation accruals, had it not been for this loss.

     The provision for income taxes remains consistent with the prior year at an effective rate of 36.5%.

     The net loss from discontinued operations in the quarter ended December 31, 2000 was related to the decision to sell the Ceres Candles operations, formerly a part of the Company's gift business. The sale of this operation was finalized in the second quarter of this fiscal year. There was no discontinued operations impact on the Statement of Operations for the quarater ended
December 31, 2001.


Consolidated Results-First Nine Months of Fiscal 2002
Compared with First Nine Months of Fiscal 2001
-----------------------------------------------------

     Net revenues for the first nine months of fiscal 2002 increased
$6.0 million, or 3.8%, over the same period in fiscal 2001. The increase in net revenues for the nine months ended December 31, 2001 is primarily attributable to increased revenues from Women of Faith conferences. Publishing product sales for the nine month period ended December 31, 2001 were essentially even with the prior year's nine month period after ending the first quarter
$6.3 million behind the prior year.

     The Company's cost of goods sold, excluding depreciation and amortization, increased for the first nine months of fiscal 2002 by $4.0 million, or 4.2%, over the same period in fiscal 2001 and, as a percentage of net revenues, increased to 60.0% for the first nine months of fiscal 2002 from 59.8% in the comparable period in fiscal 2001. The increase in cost of goods sold, as a percentage of net revenues, for the first nine months of fiscal 2002 resulted from the Company's Women of Faith conferences, which typically experience lower gross margins than our publishing product sales. Also, the attendance rates at the Women of Faith events during July and August were lower due to the slow economy. While the attendance levels at the Women of Faith events dramatically improved during our fiscal third quarter, the Women of Faith division incurred a negative impact on its gross margins from its new introduction of a children's event during the quarter ended December 31, 2001. These children's events are still in the development phase and are expected to be reintroduced again in next year's third quarter for the Christmas holiday season. The cost of goods sold for publishing product sales as a percent of revenue remained essentially the same for the nine month periods ended December 31, 2001 and 2000.

    Selling, general and administrative expenses, excluding depreciation and amortization, for the nine months ended December 31, 2002 increased by $4.2 million, or 8.8%, from the same period in the prior year. These expenses, expressed as a percentage of net revenues, increased to 31.2% for the first nine months of fiscal 2002 from 29.8% in the comparable period in fiscal 2001. This increase is due to the $4.4 million charge in the current period to fully reserve the net receivable balance from Kmart, which filed bankruptcy in January, 2002. The Kmart loss was partially offset by other accrued expenses that would have been recorded, primarily incentive compensation accruals, had it not been for this loss.

     Depreciation and amortization for fiscal 2002 decreased $0.1 million from fiscal 2001. This decrease is attributable to the Company ceasing amortization of goodwill effective April 1, 2001 in relation to its early adoption of SFAS No. 142, partially offset by increased amortization of deferred loan costs and a change in the estimated useful life of computer equipment.

     Interest expense attributable to continuing operations remained consistent with fiscal 2001.

     The provision for income taxes remains consistent with the prior year at an effective rate of 36.5%.

     The net loss from discontinued operations for the nine months ended December 31, 2001 was related to the decision to sell the Company's gift division, principally the net assets of the C.R. Gibson, and the closing of the sale of this discontinued operation along with the sale of the net assets of Remuda Ranch and Ceres Candles, both of which occurred in the second quarter of this fiscal year. The net loss from discontinued operations for the nine months ended December 31, 2000 represents last fiscal year's decision to sell the Ceres Candles' operation.


Liquidity and Capital Resources
===============================

     At December 31, 2001, the primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At December 31, 2001, the Company had working capital of $95.0 million. When circumstances permit, the Company uses available cash to pay down borrowings under the Credit Agreements.

     Net cash provided by (used in) operating activities was $7.4 million and $3.3 million for the first nine months of fiscal 2002 and 2001, respectively. Cash provided by operations during the first nine months of fiscal 2002 was principally attributable to income from continuing operations, reductions in inventory and increases in accrued expenses, offset principally by increases in accounts receivable.

     The Company received net proceeds from the sale of discontinued operations during the first nine months of fiscal 2002 in the amount of $37.8 million.
All of these proceeds were used to pay down the Company's debt under its Credit Agreements.

     During the first nine months of fiscal 2002, capital expenditures totaled approximately $0.8 million, primarily consisting of computer software and equipment. During the remainder of fiscal 2002, the Company anticipates capital expenditures of approximately $1 million, primarily consisting of computer, warehousing and merchandising equipment.

     The Company's bank credit facilities are unsecured and consist of a revolving credit facility and a $10 million credit facility (collectively, the "Credit Agreements"). The revolving credit facility bears interest at either the prime rate or, at the Company's option, LIBOR plus a percentage, subject to adjustment based on certain financial ratios. On June 29, 2001, the revolving credit facility was amended and included provisions to approve certain asset sales, amend certain financial covenants, adjust the interest rate structure, recommend the cessation of the cash dividend and to change the maturity date to April 1, 2003. The $10 million credit facility bears interest at LIBOR plus a percentage, subject to adjustment based on certain financial ratios, and matures on July 31, 2002 The $10 million credit facility is used for temporary cash needs on a daily basis and is classified as long-term debt, as long as the revolving credit facility has the capacity to absorb the balance. Effective July 25, 2001, with the sale of Remuda Ranch, the revolving credit facility was reduced from $100 million to $92.8 million. Effective November 7, 2001, the revolving credit facility was further reduced to $68.2 million due to the sale of C.R. Gibson. At December 31, 2001, the Company had $53.5 million outstanding under the Credit Agreements, and $24.7 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreements typically peak during the third quarter of the fiscal year.

     At December 31, 2001, the Company had outstanding approximately
$12.5 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Agreements and the Senior Notes, the Company has agreed to maintain certain interest coverage and debt-to-total-capital ratios, which are similarly calculated for each debt agreement. The Company is currently in compliance with all covenants of these debt agreements, as amended.

     Management believes cash generated by operations and borrowings available under the Credit Agreements will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 2002 and through the term of the Credit Agreements. The Company's current cash commitments include current maturities of debt and operating lease obligations that are disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The Company also has current inventory purchase and royalty advance commitments in the ordinary course of business that requir cash payments as vendors and authors fulfill their requirements to the Company in the form of delivering satisfactory product orders and manuscripts, respectively. Management is not aware of any off-balance sheet commitments or transactions with any special purpose entities (SPE's). Management also is not aware of any undisclosed related party transactions or relationships with management, officers or directors.


Quantitative and Qualitative Disclosures About Market Risk
==========================================================

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

         (b) No Form 8-K was filed by the Company during the quarter ended December 31, 2001.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Thomas Nelson, Inc.
                                                         (Registrant)


February 14, 2002                                BY    /s/ Joe L. Powers
-----------------                                  ---------------------------
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