Form 10-K
period 2002-03-31
NELSON THOMAS INC
filed 2002-07-01
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2002       Commission file number 0-4095




                                THOMAS NELSON, INC.
               (Exact name of Registrant as specified in its charter)

                 Tennessee                           62-0679364
      (State or other jurisdiction of    I.R.S. employer identification number)
       incorporation or organization)

      501 Nelson Place, Nashville, Tennessee         37214-1000
      (Address of principal executive offices)       (Zip code)


      Registrant's telephone number, including area code:  (615) 889-9000

      Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
Title of each class                                  which registered
--------------------                             -------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 24, 2002, the Registrant had outstanding 13,343,765 shares of Common stock and 1,024,795 shares of Class B common stock. On such date the aggregate market value of shares of common stock and Class B common stock held by nonaffiliates was approximately $108.5 million. The market value calculation was determined using the closing sale price of the Registrant's common stock and Class B common stock on June 24, 2002, as reported on The
New York Stock Exchange.



                  DOCUMENTS INCORPORATED BY REFERENCE

			                             Documents from which portions
       Part of Form 10-K                       are incorporated by reference
------------------------------------          -------------------------------

PART II


     Item 5  - Market for Company's Common      Page 38 of Annual Report to
               Equity and Related Shareholder   Shareholders for year ended
               Matters                          March 31, 2002 (market price
                                                and dividend information only)

     Item 6  - Selected Financial Data          Page 12 of Annual Report to
                                                Shareholders for year ended
                                                March 31, 2002

     Item 7  - Management's Discussion and      Pages 13 to 19 of Annual Report
               Analysis of Financial Condition  Shareholders for year ended
               and Results of Operations        March 31, 2002

     Item 7A - Quantitative and Qualitative     Page 19 of Annual Report to
               Disclosures about Market Risk    Shareholders for year ended
                                                March 31, 2002

     Item 8  - Financial Statements and         Pages 20 to 35 of Annual Report
               Supplementary Data               to Shareholders for year ended
                                                March 31, 2002

PART III

     Item 10 - Directors and Executive          To be included in Company's
               Officers of the Company          Proxy Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 22, 2002, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act
                                                of 1934, as amended.

     Item 11 - Executive Compensation           To be included in Company's
                                                Proxy Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 22, 2002, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.

     Item 12 - Security Ownership of Certain    To be included in Company's
               Beneficial Owners and            Proxy Statement for the Annual
               Management                       Meeting of Shareholders to be
                                                held August 22, 2002, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.

     Item 13 - Certain Relationships and        To be included in Company's
               Related Transactions			Proxy Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 22, 2002, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.




                                  PART I

Item 1.  Business
-----------------

     Thomas Nelson, Inc. (the "Company") is a leading publisher, producer and distributor of books emphasizing Christian, inspirational and family value themes and believes it is the largest commercial publisher of the Bible in English language translations. The Company believes it is the largest publisher of Christian and inspirational books in the United States.

     On October 11, 2001, the Company announced that it had entered into a definitive agreement by which the Company would sell and CRG Acquisition Corp. ("CRG") would purchase the Company's gift business, including substantially all of the assets of the Company's wholly-owned subsidiary, The C.R. Gibson Company ("C.R. Gibson"). C.R. Gibson is a designer, marketer and distributor of premium stationery and memory albums. The purchase was consummated on November 7, 2001 by CRG with an effective date of October 31, 2001 at a purchase price of $30.5 million, plus the assumption of certain liabilities. This sale resulted in a loss on disposal of $14.7 million. The Company also recognized a $40.4 million cumulative effect of a change in accounting principle charge to write-off goodwill associated with C.R. Gibson.
C.R. Gibson generated an operating income (loss) from discontinued operations of $(0.8) million, $(3.2) million and $0.3 million in fiscal years 2002, 2001 and 2000, respectively. The Company utilized net proceeds from the sale to pay down existing debt. The financial statements reflect the gift business segment as a discontinued operation for all periods presented.

     During December 2000, the Company determined it would dispose of its Ceres candles operation, formerly a division of its gift business segment. This sale was completed in August 2001 for approximately $1.5 million. This sale resulted in a loss on disposal of $(0.5) million in fiscal 2002 and $(7.3) million in fiscal 2001. Ceres generated an operating loss from discontinued operations of $(1.3) million and $(1.0) million in fiscal years 2001 and 2000, respectively.

     Effective April 1, 2001, Remuda Ranch Center for Anorexia and Bulimia, Inc. ("Remuda Ranch"), which operates therapeutic centers in Arizona for women with eating disorders, was reflected as a discontinued operation. For periods prior to April 1, 2001, Remuda Ranch net assets are reflected as assets held for sale in accordance with Emerging Issues Task Force Issue No. 87-11, "Allocation of Purchase Price to Assets to be Sold." Remuda Ranch was a wholly owned subsidiary of New Life Treatment Center, Inc., acquired during fiscal 2000, and was considered as an asset held for sale from the acquisition date through March 31, 2001. The Company closed the sale of the Remuda Ranch net assets in July 2001 for approximately $7.2 million in cash and a $2 million note receivable. This sale resulted in a loss on disposal of $0.3 million during fiscal 2002. The operations of Remuda Ranch have been accounted for as discontinued operations and accordingly, their assets, liabilities and results of operations are segregated in the accompanying consolidated statements of operations, balance sheets and statements of cash flows and have been reclassified for all periods presented, except Remuda Ranch net assets for periods prior to April 1, 2001 which were classified as assets held for sale.

     During fiscal 2000, the Company completed three business acquisitions.
On June 24, 1999, the Company acquired substantially all of the assets of Ceres LLC for approximately $6.2 million, which included the assumption of certain liabilities. On December 30, 1999, the Company acquired substantially all of the assets of Rutledge Hill Press, Inc. for approximately $4.5 million including the assumption of certain liabilities. Rutledge Hill Press is a Nashville, Tennessee-based publisher that specializes in cooking, quilting, regional interest and Civil War titles. On January 28, 2000, the Company acquired approximately 70% of the outstanding shares of New Life Treatment Centers, Inc. ("NLTC") from a group of investors for approximately
$15.4 million in cash. NLTC, headquartered in Plano, Texas, operates two businesses. One, Women of Faith, Inc., hosts inspirational conferences for women at venues throughout the United States, and the other, Remuda Ranch Center for Anorexia and Bulimia, Inc. ("Remuda Ranch"), operates therapeutic centers in Arizona for women with eating disorders. At the NLTC acquisition date, Remuda Ranch was identified as an asset held for sale. During fiscal 2001, the Company paid approximately $0.8 million in cash and issued approximately 108,000 shares of the Company's Common stock to acquire an additional 10% of the outstanding shares of NLTC, and has accepted additional shares of NLTC in lieu of debt payments from a third party. At March 31, 2002, the Company owned approximately 99% of the outstanding shares of NLTC.


PUBLISHING

     The Company's book publishing division publishes and distributes hardcover and trade paperback books emphasizing Christian, inspirational and family value themes. The Company believes it is the largest publisher of Christian and inspirational books in the United States. Books are published by the Company under several imprints including Thomas Nelson(R), W Publishing,
J. Countryman(R), Tommy Nelson(R) , Rutledge Hill PressTM and Cool Springs PressTM, and consist generally of inspirational, trade, gift, children's and reference books emphasizing Christian and family value themes. The Company distributes books primarily through Christian bookstores, general bookstores, mass merchandisers and direct sales to consumers. The Company also distributes books published by other companies on a limited basis to complement its marketing and distribution capabilities. In fiscal 2002, publishing net revenues realized from the distribution of books published by other companies was immaterial.

     Women of Faith(R), acquired in the fourth quarter of fiscal 2000, hosts inspirational conferences and has an Internet portal, womenoffaith.com. Both are designed to foster a community setting for Christian women and to provide a forum for them to explore and strengthen their faith. The Company benefits through seminar attendance fees and the sale of Christian products at seminars. In fiscal year 2002, Women of Faith hosted 26 conferences throughout the United States, which attracted over 332,000 participants. Womenoffaith.com is an on-line community of women who gather to build relationships with one another. Founded in June 1999, Womenoffaith.com created a place where Christian women from all over the world come to share their life experiences and faith with one another. The events and the Internet site both provide opportunities to market and sell inspirational products.

     In fiscal 2002, 2001 and 2000, the Company released over 200 new book titles annually. The Company publishes and distributes some of the best known communicators in Christian and inspirational publishing, including Carolyn Arends, Dr. Don Colbert, John Eldredge, Billy Graham, John Hagee, Hank Hanegraaf, Jack Hayford, Cynthia Heald, Barbara Johnson, Thomas Kinkade, Anne Graham Lotz, Max Lucado, Catherine Marshall, John C. Maxwell, Nicole C. Mullen, Frank Peretti, Mary Lou Retton, Michael W. Smith, Dr. Charles Stanley, Tommy Tenney, Stephanie Grace Whitson and Bruce Wilkinson. In addition, the Company maintains a backlist of approximately 1,100 titles, which provide a stable base of recurring revenues as many popular titles continue to generate significant sales from year to year. Backlist titles accounted for approximately 50% of the book division's net revenues in fiscal 2002. Authors and titles are supported through radio, television, cooperative advertising, author appearances, in-store promotions, print advertising and other means.

     The Company's book publishing business is enhanced by the breadth of its marketing and distribution channels. In addition to enhancing sales of its products, the Company believes its ability to sign and renew contracts with popular authors is improved because the Company's marketing and distribution capabilities provide exposure for the authors' books to a broader audience than its competitors. (see "Marketing, Distribution and Production").

     The Company believes it is one of the largest commercial publishers of English translations of the Bible. The Bible is based on ancient manuscripts, which are the surviving reproductions of the original writings. These manuscripts, written in Hebrew, Aramaic or Greek, have been translated into English and other modern languages by biblical scholars and theologians, generally under the auspices of a major Bible society or translation organization. Each of the many English translations available differs in some degree from the others, primarily because of different translation guidelines and principles used as the basis for each translation. The distinctiveness of each translation is also, in part, a result of the evolution of the meaning and use of words within the English language.

     Virtually all Bibles and Bible products currently published in the United States are based on one of 13 major translations. Of these 13 translations, 12 are protected by copyright laws, which grant the copyright owner the exclusive right, for a limited term, to control the publication of such translation. The Company publishes Bibles and Bible products based on eight of the thirteen major translations, of which three are exclusive to the Company as a result of copyright ownership or licensing arrangements (see "Copyrights and Royalty Agreements"). Approximately 55% of the Company's net revenues from Bible publishing in fiscal 2002 were generated through sales of its proprietary Bible products.

     The following table sets forth the eight major Bible translations, in the English language, currently published by the Company:

                                                  Date First      Proprietary
Translation                                       Published     to the Company
-----------                                       ----------    --------------
King James Version (KJV)                              1611             No
New American Bible (NAB)                              1970             No
Revised Standard Version, Catholic Edition (RSVCE)    1965             No
New King James VersionTM (NKJV)(R)                    1982             Yes
International Children's Bible (ICB)                  1983             Yes
New Century Version (NCV)                             1984             Yes
New Revised Standard Version (NRSV)                   1990             No
New Living Translation (NLT)                          1996             No

     The KJV, currently published in its fourth revision, is the most widely distributed of all English translations of the Bible. In 1975, the Company commissioned the fifth revision of the KJV resulting in the publication of the proprietary NKJV(R) in 1982.

     Electronic Bibles and biblical reference books are published under the Nelson Electronic PublishingTM imprint. These products include electronic collections centered on Bible study; electronic libraries featuring well-known authors, such as Jack Hayford, John MacArthur, John Maxwell and Charles Stanley; and software for preparing Bible study lessons. The Company has achieved a leadership position in the industry with its electronic publications, and is aggressively pursuing new digital formats of publication and distribution as they develop, such as the Internet, and emerging portable book technologies.

     The Company continually seeks to expand its Bible product line by developing or aiding in the development of new translations and editions and seeking new publishing opportunities. The Company also continually makes editorial, design and other changes to its existing line of Bibles and other Bible products in an effort to increase their marketability. The Company currently publishes over 1,100 different Bibles and biblical reference products such as commentaries, study guides and other popular Bible help texts. Styles range from inexpensive paperbacks to deluxe leather-bound Bibles to CD-Rom. Different editions of a particular Bible translation are created by incorporating additional material, such as study helps, concordances, indices and Bible outlines, or artwork, into the biblical text. These editions (which are generally proprietary to the Company regardless of whether or not the Company holds proprietary rights to the underlying Bible translation) are targeted to the general market or positioned for sale to specific market segments.


MARKETING, DISTRIBUTION AND PRODUCTION

     The principal market channels through which the Company markets its products domestically are Christian bookstores, which are primarily independently owned; general bookstores, including national chains such as Barnes & Noble(R) and Borders(R); mass merchandisers such as Target(R), Wal-Mart(R) and Sam's(R) Wholesale Club and directly to consumers through direct mail, telemarketing, inspirational seminars and the Internet. The Company services these market channels through its sales force and through wholesalers or jobbers servicing bookstores, gift stores, other retail outlets and libraries.

     The Company's direct marketing operations sell publishing products directly to approximately 31,500 customers consisting of churches, other religious organizations, pastors and other individuals by direct mail and telemarketing.

     As of March 31, 2002, the Company employed a sales force of approximately 130 people and maintained 24-hour-a-day telemarketing capability. These employees service over 30,000 retail accounts and 31,000 church related accounts. Customer orders are usually shipped through a variety of common carriers, as well as by UPS(R), FedEx(R) and parcel post. No single customer accounted for more than 10% of net revenues during fiscal 2002.

     The Company contracts with a number of foreign publishers to translate the Company's English titles into foreign languages. The Company typically retains publishing rights to the titles translated.

     The Company distributes its products internationally in South America, Europe, Australia, New Zealand, Africa, the Far East, Mexico and Canada. In fiscal 2002, the Company's export operations accounted for less than 10% of the Company's total net revenues.

     Substantially all of the Company's products are manufactured by domestic and foreign commercial printers, binders and manufacturers, which are selected on the basis of competitive bids. The Company may contract separately for paper and certain other supplies used by its manufacturers.


COPYRIGHTS AND ROYALTY AGREEMENTS

     The Company customarily secures copyright registrations on its books and Bible editions in order to protect its publishing rights. Almost all of the Company's book products are published under royalty agreements with their respective authors or other copyright proprietors.


COMPETITION

     The Company believes that it is the largest publisher of Christian and inspirational books and one of the largest commercial publishers of Bibles in English language translations. The Company competes with numerous other companies that publish and distribute Christian and inspirational books, certain of which are tax-exempt organizations. While the Company's prices are comparable to those of its competitors, the Company believes that its breadth of product line, established market channels, established sales forces and customer service give it a competitive advantage.

     The most important factor with respect to the competitive position of the Company is the contractual relationships it establishes and maintains with authors. The Company competes with other book publishing companies, both Christian and secular, for signing top authors. The Company's ability to sign and re-sign popular authors depends on a number of factors, including distribution and marketing capabilities, the Company's management team and the royalty and advance arrangements offered. The Company believes its relationships with its authors, which are based on its reputation in the publishing industry, its marketing experience and its management expertise give it a competitive advantage in signing and maintaining contracts with top Christian and inspirational authors.


EMPLOYEES

     As of March 31, 2002, the Company employed approximately 700 persons. The Company has not suffered any work stoppages as a result of labor disputes in recent years and considers relations with its employees to be good.


EXECUTIVE OFFICERS

     Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Following is certain information regarding the executive officers of the Company:

Name                     Age                 Position with the Company
----                    -----       -------------------------------------------
Sam Moore                 72        Chairman of the Board, Chief Executive
                                       Officer, President and Director
Joe L. Powers             56        Executive Vice President and Secretary
Lee Gessner               49        Executive Vice President, Thomas Nelson
                                       Publishing and Sales Group
Vance Lawson              43        Senior Vice President, Finance and
                                       Operations Group
Eric Heyden               48        Vice President and General Counsel
Michael S. Hyatt          47        Executive Vice President and Group Publisher
Philip Stoner             42        Executive Vice President and Publisher,
                                       Bibles, Reference, Electronic and
                                       Spanish Publishing

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

     Lee Gessner was appointed Executive Vice President of the Company in December, 2000. Previously, Mr. Gessner served as Senior Vice President and Publishing Group Executive with Word Publishing, Publisher and COO of Word Publishing, Senior Vice President of Sales with the Thomas Nelson Publishing Group and Vice President of Sales with Word Publishing since 1989.

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

     Michael S. Hyatt has been with the Company since February 1998. In May 2002, he was appointed Executive Vice President and Group Publisher for Nelson book, Tommy Nelson, Rutledge Hill Press, Cool Springs Press and the Nelson Multi Media divisions. Previously, Mr. Hyatt served as Executive Vice President and Publisher of Nelson Books, Senior Vice President and Publisher of Nelson Books, and Senior Vice President and Associate Publisher of Nelson Books. Mr. Hyatt was previously a partner with Wolgemuth & Hyatt, a literary agency, from 1992 to 1998.

     Philip Stoner has been with the Company since May 1990. He was appointed Executive Vice President and Publisher for all Bible, Reference, Electronic and Spanish Publishing in June 2001. Previously, Mr. Stoner served as Executive Vice President and Publisher of Reference, Electronic and Spanish Publishing; Senior Vice President and Publisher of Reference Product; Vice President of Reference and Specialty Publishing; Vice President of Reference and Mass Market; Director of Reference Publishing and Director of Reference Books and Nelson's Communication Division.


Item 2.  Properties

     The Company's executive, editorial, sales and production offices are primarily located at its corporate headquarters at 501 Nelson Place in Nashville, Tennessee. These facilities are housed in a 74,000 square foot building completed in 1981, which is owned by the Company subject to a mortgage securing a debt with an outstanding balance at March 31, 2002 of approximately $900,000.

     The Company's major warehouse facilities for its publishing division are located in a building containing approximately 215,000 square feet adjacent to its corporate headquarters in Nashville, Tennessee. This building, which was completed in fiscal 1978, is owned by the Company. An addition to the warehouse and distribution center of approximately 120,000 square feet was completed during fiscal 1993. This addition was financed by a $5,000,000 construction and term loan secured by a mortgage, which, as of March 31, 2002, is paid in full.

The Company's significant leased properties are described below:

                                                  Square   Annual     Lease
Location             Use/Segment                   Feet     Rent    Expiration
--------             -----------                 -------  --------  ----------
Nashville, TN        Sales office/publishing      38,000  $716,000    11/2005
Nashville, TN        Sales office/publishing      12,500  $141,000    09/2002
Nashville, TN        Warehousing                 169,400  $515,000    12/2005
Plano, TX            Office/Women of Faith        23,931  $302,220    10/2010


     All building improvements on the properties are brick veneer, metal or block construction and are considered adequate and suitable by the Company for the purposes for which they are used.

     The Company's machinery and equipment are located in Nashville, Tennessee and Plano, Texas and consist primarily of computer equipment, warehousing and shipping racks, conveyors and other material handling equipment located at the various warehousing facilities and office equipment. Such machinery and equipment are in good repair and adequate for the Company's present operations. All such equipment, other than a portion of the computer equipment and office equipment that is leased, is owned by the Company.

     The Company's properties are operated at or near capacity. Additional personnel are employed as required.


Item 3.  Legal Proceedings
--------------------------

     The Company is subject to various legal proceedings, claims and liabilities that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Company did not submit any matter to a vote of its security holders during the last quarter of its fiscal year ended March 31, 2002.


                                   PART II

Item 5.  Market for the Company's Common Equity and Related Shareholder Matters
-------------------------------------------------------------------------------

     Incorporated by reference to the Annual Report to Shareholders for the year ended March 31, 2002 (the "Annual Report").


Item 6.  Selected Financial Data
--------------------------------

     Incorporated by reference to the Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Incorporated by reference to the Annual Report.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

     Incorporated by reference to the Annual Report.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     Incorporated by reference to the Annual Report. Includes selected unaudited quarterly financial data for the years ended March 31, 2002 and 2001.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     None.



                                PART III

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------

     Information regarding the directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 22, 2002 (the "Proxy Statement"), to be filed within 120 days of March 31, 2002 with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Exchange Act. Information regarding the Company's executive officers is contained in Part 1, Item 1 herein.


Item 11.  Executive Compensation
--------------------------------

     Incorporated by reference to the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Incorporated by reference to the Proxy Statement.

     The Company has adopted the 1992 Amended and Restated Employee Stock Incentive Plan (the "Stock Incentive Plan"), which is administered by the Company's Compensation Committee. Stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other stock-based awards may be granted to employees under this plan. In addition, up to 140,000 shares of Common stock have been authorized for issuance under this plan for annual stock option grants to each of the Company's outside directors for the purchase of 2,000 shares of Common stock. Stock options have been granted under this plan as indicated in the table below. The options in the Stock Incentive Plan typically vest over one to three year periods beginning on the first or fourth anniversary date of the option grant, and at March 31, 2002, there were options to purchase 278,667 shares of Common Stock and 330,000 shares of Class B Common stock exercisable. The weighted average life of the options outstanding under the Stock Incentive Plan at March 31, 2002, was four years. The Company does not mainain any equity compensation plans under which stock may be issued except those approved by the Company's shareholders.


                 EQUITY COMPENSATION PLAN INFORMATION


                        A                      B               C
              -----------------------------------------------------------------
                Number of securities   Weighted-average   Number of securities
                to be issued upon      exercise price of  remaining available
Plan category   exercise of outstand-  outstanding        for future issuance
                ing options, warrants  options, warrants  under equity compen-
                and rights             and rights         sation plans
              ----------- -----------                    (excluding securities
                  Common    Class B                       reflected in Column A)
              -----------------------------------------------------------------
Equity
compensation
plans approved   941,500   330,000          $9.52                 774,825
by security
holders
              -----------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Incorporated by reference to the Proxy Statement.



                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of Report

     1.  Financial Statements

     The following consolidated financial statements of the Company included in the Annual Report are incorporated herein by reference as set forth in Part II
Item 8:

Statements of operations --  years ended March 31, 2002, 2001 and 2000
Balance sheets -- March 31, 2002 and 2001
Statements of shareholders' equity -- years ended March 31, 2002, 2001 and 2000 Notes to consolidated financial statements
Report of Arthur Andersen LLP, Independent Public Accountants


     2.  Financial Statement Schedules

     The following consolidated financial statement schedules are included herein:
						                                  Page
                                                                      ----
Report of Arthur Andersen LLP, Independent Public Accountants..........15
Schedule II -- Valuation and Qualifying Accounts and Reserves..........16

     Schedules not listed above have been omitted because they are not required, are inapplicable or the required information has been given in the consolidated financial statements or notes thereto.


     3.  Exhibits

     The following exhibits are included herein or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit
Number
-------

 3.1 -- Thomas Nelson, Inc. Amended and Restated Charter (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)

 3.2 -- Thomas Nelson, Inc. Amended Bylaws (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999 and incorporated herein by reference)

 4.1 -- Loan Agreement dated as of May 1, 1990, between the Company and The Industrial Development Board of The Metropolitan Government of Nashville and Davidson County (filed as Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

 4.2 -- Promissory Note dated as of May 1, 1990, of the Company payable to The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

 4.3 -- Deed of Trust and Security Agreement dated as of May 1, 1990, from the Company to A. Stuart Campbell, as Trustee (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)

 4.4 -- Note Purchase Agreement dated January 3, 1996, among the Company, The Purdential Insurance Company of America and Metropolitan Life Insurance Company (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference)

 4.5 -- Letter Amendment No. 1 dated June 28, 1996, to Note Purchase Agreement dated January 3, 1996, among the Company and Metropolitan Life Insurance Company and related waiver, dated as of March 31, 1996 (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

 4.6 -- Assumption and Amendment Agreement dated as of May 30, 1996, and as amended June 28, 1996, between the Company, The C.R. Gibson Company, The Prudential Insurance Company of America and Metropolitan Life Insurance Company (filed as Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

 4.7 -- Revolving Credit Agreement dated as of June 28, 2002, among the Company, several banks and other financial institutions from time to time party hereto, and SunTrust Bank, Nashville, in its capacity as Administrative Agent.

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

10.3 -- Severance Agreement dated as of May 17, 1991, between the Company and Sam Moore (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)*

10.4 -- Employment Agreement dated as of May 13, 1996, between the Company and Sam Moore (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.5  -- Employment Agreement dated as of May 10, 1996, between the Company and
         S. Joseph Moore (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.6 -- Employment Agreement dated as of May 10, 1996, between the Company and Joe L. Powers (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.7 -- Employment Agreement dated as of December 22, 1994, between the Company and Raymond T. Capp (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference)*

10.8 -- Employment Agreement dated as of June 23, 1993, between the Company and Vance Lawson (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference)*

10.9 -- Employment Agreement dated as of July 10, 1995, between the Company and Eric Heyden (filed as Exhibit 10.14 to the Company's Annual
         Report on Form 10-K for the year ended March 31, 1998 and incorporated herein by reference)*

10.10 -- Addendum to Employment Agreement dated as of May 13, 1996, between the Company and Sam Moore (executed on June 22, 2000) (filed as
         Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by reference)*

10.11 -- Addendum to Employment Agreement dated as of May 10, 1996, between the Company and S. Joseph Moore (executed on June 22, 2000) (filed as
         Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by reference)*

10.12 -- Addendum to Employment Agreement dated as of May 10, 1996, between the Company and Joe L. Powers (executed on June 22, 2000) (filed as
         Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by reference)*

10.13 -- Thomas Nelson, Inc. 1997 Deferred Compensation Plan for Non-employee Directors (adopted on May 22, 1997) (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by reference)*

10.14 -- Amended and Restated Asset Purchase Agreement, dated October 31, 2001 by and between the Company, The C.R. Gibson Company, and C.R. Gibson Sales Company, Inc. and CRG Acquisition Corp., as Buyer. Schedules to the Amended and Restated Asset Purchase Agreement have been omitted. The Company agrees to furnish supplementally a copy of any Schedule to the Commission upon request. (filed as Exhibit 2.1 to the Company's Form 10-Q for the quarter period ended September 30, 2001 and incorporated herein by reference)

10.15 -- Transition Services Agreement, dated November 7, 2001, effective as of October 31, 2001 by and between the Company and CRG Acquisition Corp. (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter period ended September 30, 2001 and incorporated herein by reference)

10.16 -- Lease Agreement, dated November 7, 2001, effective as of October 31, 2001 by and between the Company, as Tenant, and CRG Acquisition Corp., as Landlord. (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter period ended September 30, 2001 and incorporated herein by reference)

10.17 -- Employment Agreement dated as of November 11, 2000, between the Company and Lee Gessner.

10.18 -- Employment Agreement dated as of July 7, 2000, between the Company and Mike Hyatt.

10.19 -- Employment Agreement dated as of July 8, 1998, between the Company and Phil Stoner.

11    -- Statement re Computation of Per Share Earnings

13    -- Thomas Nelson, Inc. Annual Report to Shareholders for the year ended
         March 31, 2001 (to the extent of portions specifically incorporated by reference)

21    -- Subsidiaries of the Company

23    -- Consent of Independent Public Accountants

99    -- Letter, dated June 28, 2002 to the Securities and Exchange Commission
         to address its requirements with respect to issuers that include accountants' reports from Arthur Andersen, LLP ("Andersen") issued after March 14, 2002 in filings with the Commission.

--------------------------
	*Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

     No reports on Dorm 8-K were filed during the fourth quarter of fiscal 2002.



                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THOMAS NELSON, INC.

                                            By:      /s/ Sam Moore
                                               -------------------------
                                               Sam Moore
                                               Chief Executive Officer
                                               and President

                                            Date:    June 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            Signature                     Title                       Date
            ---------                     -----                       ----
       /s/Sam Moore                 Chairman of the Board of       June 29, 2002
      ---------------------         Directors, Chief Executive
      Sam Moore                     Officer and President
                                    Principal Executive Officer)

       /s/Joe L. Powers             Executive Vice President and   June 29, 2002
      ---------------------         Secretary (Principal Financial
      Joe L. Powers                 and Accounting Officer)


       /s/Jesse T. Correll          Director                       June 29, 2002
      ---------------------
      Jesse T. Correll


       /s/Brownlee O. Currey, Jr.   Director                       June 29, 2002
      ---------------------
      Brownlee O. Currey, Jr.


       /s/W. Lipscomb Davis, Jr.    Director                       June 29, 2002
      ---------------------
      W. Lipscomb Davis, Jr.


       /s/S. Joseph Moore           Director                       June 29, 2002
      ---------------------
      S. Joseph Moore


       /s/Robert J. Niebel          Director                       June 29, 2002
      ---------------------
      Robert J. Niebel


       /s/Millard V. Oakley         Director                       June 29, 2002
      ---------------------
      Millard V. Oakley


       /s/Andrew Young              Director                       June 29, 2002
      ---------------------
      Andrew Young



                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Thomas Nelson, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in THOMAS NELSON, INC.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 10, 2002 (except with respect to the matters discussed in Note J to the consolidated financial statements, as to which the date is June 28, 2002). Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for goodwill and intangible assets (as discussed in Note A to the consolidated financial statements).
Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                  /s/ Arthur Andersen LLP
                                                  -----------------------

Nashville, Tennessee
May 10, 2002


                               SCHEDULE II
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
-------------------------------------------------------------------------------
                                 March 31, 2002  March 31, 2001  March 31, 2000
                                 --------------  --------------  --------------

Reserve for Sales Returns:
--------------------------
Balance at beginning of period    $ 4,637,000     $ 4,564,000     $ 4,286,000
Additions:
  1. Charged to costs and expenses 36,393,000      36,662,000      41,322,000
  2. Charged to other accounts              -               -               -
Deductions:  charge-offs           36,076,000      36,589,000      41,044,000
                                 --------------  --------------  --------------
Balance at end of period          $ 4,954,000     $ 4,637,000     $ 4,564,000
                                 ==============  ==============  ==============

Reserve for Doubtful Accounts:
------------------------------
Balance at beginning of period    $ 1,538,000     $ 1,407,000     $ 1,488,000
Additions:
  1. Charged to costs and expenses  4,535,000         999,000       1,212,000
  2. Charged to other accounts      1,365,000             -               -
Deductions:  charge-offs            6,003,000         868,000       1,293,000
                                 --------------  --------------  --------------
Balance at end of period          $ 1,435,000     $ 1,538,000     $ 1,407,000
                                 ==============  ==============  ==============

Discontinued Operations:
------------------------
Balance at beginning of period    $ 2,032,000     $ 2,424,000     $ 2,705,000
Additions:
  1. Charged to costs and expenses          -               -               -
  2. Charged to other accounts      3,812,000               -               -
Deductions:
  1. Charge-offs                    1,265,000         392,000         281,000
  2. Charge to other accounts         767,000               -               -
                                 --------------  --------------  --------------
Balance at end of period          $ 3,812,000     $ 2,032,000     $ 2,424,000
                                 ==============  ==============  ==============




                          INDEX TO EXHIBITS

Exhibit                                                                Page
Number                                                                Number
-------                                                               ------

 4.7  -- Revolving Credit Agreement dated as of June 28, 2002, among the Company, several banks and other financial
         institutions from time to time party hereto, and SunTrust
         Bank, Nashville, in its capacity as Administrative Agent.......

10.17 -- Employment Agreement dated as of November 11, 2000, between the
         Company and Lee Gessner.

10.18 -- Employment Agreement dated as of July 7, 2000, between the Company and Mike Hyatt.

10.19 -- Employment Agreement dated as of July 8, 1998, between the Company and Phil Stoner.

11    -- Statement re Computation of Per Share Earnings................

13    -- Thomas Nelson, Inc. Annual Report to Shareholders for
         the year ended March 31, 2002 (to the extent of portions
         specifically incorporated by reference).......................

21    -- Subsidiaries of the Company...................................

23    -- Consent of Independent Public Accountants.....................

99    -- Letter, dated June 28, 2002 to the Securities and
         Exchange Commission to address its requirements with
         respect to issuers that include accountants' reports
         from Arthur Andersen, LLP ("Andersen") issued after
         March 14, 2002 in filings with the Commission.................
