Form 10-Q
period 2002-06-30
NELSON THOMAS INC
filed 2002-08-14
CIK 71023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                   FORM 10-Q


                                 (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2002

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

     At August 12, 2002, the Registrant had outstanding 13,343,765 shares of Common Stock and 1,024,795 shares of Class B Common Stock.





                   Thomas Nelson, Inc. & Subsidiaries
                      Consolidated Balance Sheets
                 (000's omitted, except per share data)

                                  June 30, 2002  March 31, 2002  June 30, 2001
                                  -------------  --------------  -------------
                                   (unaudited)                    (unaudited)
ASSETS
Current assets:
  Cash & cash equivalents           $    505       $    535        $  1,749
  Accounts receivable, less
    allowances of $5,900, $6,389
    and $4,991, respectively          46,951         61,600          51,762
  Inventories                         40,357         39,195          50,119
  Prepaid expenses                    16,999         15,807          16,334
  Assets held for sale                 2,500          2,500               -
  Refundable income taxes              7,266          7,800               -
  Deferred income tax benefits         7,966          7,966          13,510
  Net assets of discontinued
    operations                             -              -          56,537
                                  -------------  --------------  -------------
Total current assets                 122,544        135,403         190,011

  Property, Plant & Equipment, net     9,000          9,242          12,475
  Other Assets                         7,883          7,392           4,229
  Deferred Charges                     2,147          2,135             927
  Goodwill                            29,304         29,304          28,945
                                  -------------  --------------  -------------
Total Assets                        $170,878       $183,476        $236,587
                                  =============  ==============  =============

Liabilities & Shareholders' Equity
Current liabilities:
  Accounts payable                  $ 16,764       $ 22,258        $ 17,198
  Accrued expenses                    12,707         15,603          11,663
  Deferred revenue                    10,071          9,309          10,979
  Dividends payable                        -              -             574
  Income taxes currently payable         351            500           1,435
  Current portion of long-term debt    3,322          3,322           5,202
                                  -------------  --------------  -------------
Total current liabilities             43,215         50,992          47,051

  Long term debt                      47,941         53,052          99,662
  Deferred income taxes                  792            792           1,866
  Other liabilities                      992          1,064           1,283
  Minority interest                       22              -               -

Shareholders' equity
  Preferred stock, $1.00 par value,
    authorized 1,000,000 shares;
    none issued                            -              -               -
  Common stock, $1.00 par value,
    authorized 20,000,000 shares;
    issued  13,343,765, 13,329,759
    and 13,285,827 shares,
    respectively                      13,344         13,330          13,285
  Class B stock, $1.00 par value,
    authorized 5,000,000 shares;
    issued 1,024,795, 1,036,801 and
    1,057,401 shares, respectively     1,025          1,037           1,057
  Additional paid-in capital          44,023         44,008          43,845
  Retained earnings                   19,524         19,201          28,538
                                  -------------  --------------  -------------
Total shareholders' equity            77,916         77,576          86,725
                                  -------------  --------------  -------------
Total Liabilities & Shareholders'
    Equity                          $170,878       $183,476        $236,587
                                  =============  ==============  =============






                   Thomas Nelson, Inc. & Subsidiaries
                 Consolidated Statements of Operations
                 (000's omitted except per share data)
                              (unaudited)
                                                Three Months Ended June 30,
                                                     2002         2001
                                                ------------   ------------
Net revenues                                     $ 41,169       $ 45,414
Costs and expenses:
Cost of goods sold                                 24,937         27,386
Selling, general & administrative                  14,149         15,811
Depreciation & amortization                           790            648
                                                ------------   ------------
  Total expenses                                   39,876         43,845
                                                ------------   ------------

Operating income                                    1,293          1,569
Other expense                                           9             20
Interest expense                                      740            719
                                                ------------   ------------
  Income from continuing operations before
    income taxes                                      544            830

Provision for income taxes                            199            302
Minority interest                                      22              -
                                                ------------   ------------
Net income from continuing operations                 323            528

Discontinued operations:
  Operating loss, net of applicable taxes               -           (234)

Cumulative effect of change in
  accounting principle                                  -        (40,433)
                                                ------------   ------------
Net income                                       $    323       $(40,139)
                                                ============   ============

Weighted average number of shares
   Basic                                           14,367         14,343
                                                ============   ============
   Diluted                                         14,680         14,358
                                                ============   ============

Net income (loss) per share, Basic:
   Income from continuing operations             $   0.02       $   0.04
   Loss from discontinued operations                    -          (0.02)
   Cumulative effect of change in
     accounting principle                               -          (2.82)
                                                ------------   ------------
Net income (loss) per share                      $   0.02       $  (2.80)
                                                ============   ============

Net income (loss) per share, Diluted:
   Income from continuing operations             $   0.02       $   0.04
   Loss from discontinued operations                    -          (0.02)
   Cumulative effect of change in
     accounting principle                               -          (2.82)
                                                ------------   ------------
Net income (loss) per share                      $   0.02       $  (2.80)
                                                ============   ============



                   Thomas Nelson, Inc. & Subsidiaries
                       Statement of Cash Flows
                          (000's omitted)
                            (unaudited)
                                               Three Months Ended June 30,
                                                     2002         2001
                                                ------------   ------------
Cash Flows From Operating Activities:
  Net income from continuing operations          $   323        $   528
  Adjustments to reconcile income to net cash
      provided by (used in) operations:
    Minority interest                                 22              -
    Depreciation and amortization                    790            648
    Loss on sale of fixed assets                       6              -
  Changes in assets and liabilities:
    Accounts receivable, net                      14,649          6,087
    Federal income tax receivable                    534              -
    Inventories                                   (1,162)         1,289
    Prepaid expenses                              (1,192)        (1,643)
    Accounts payable and accrued expenses         (8,390)        (3,326)
    Deferred revenues                                762          1,895
    Income taxes currently payable                  (149)           431
    Change in other assets and liabilities
      and other deferred charges                    (432)           597
                                                ------------   ------------
  Net cash provided by continuing operations       5,761          6,506
                                                ------------   ------------
  Discontinued Operations
    Loss from discontinued operations                  -           (234)
    Loss on disposal                                   -           (328)
    Change in discontinued net assets                  -          1,335
                                                ------------   ------------
  Net cash provided by discontinued operations         -            773
                                                ------------   ------------
  Net cash provided by operating activities        5,761          7,279
                                                ------------   ------------
Cash Flows From Investing Activities:
    Property plant and equipment expenditures       (351)          (154)
    Proceeds from sale of fixed assets and
      assets held for sale                            11              -
                                                ------------   ------------
  Net cash provided by (used in) investing
      activities                                    (340)          (154)
                                                ------------   ------------
Cash Flows From Financing Activities:
    Payments under credit agreement, net          (3,243)        (4,900)
    Payments on long-term debt                    (1,868)        (2,036)
    Dividends paid                                     -           (574)
    Proceeds from issuance of common stock            13              -
    Other financing activities                      (353)             -
                                                ------------   ------------
  Net cash used in financing activities           (5,451)        (7,510)
                                                ------------   ------------
  Net decrease in cash and cash equivalents          (30)          (385)
  Cash and cash equivalents at beginning of
      period                                         535          2,134
                                                ------------   ------------
Cash and cash equivalents at end of period           505          1,749
                                                ============   ============
Supplemental disclosure of non-cash investing
      and financing activities:
    Dividends accrued and unpaid                 $     -        $   574

Supplemental cash flow information:
    Interest paid, net                           $ 1,040        $ 1,611
    Income taxes paid (received), net            $  (186)       $  (262)


                 THOMAS NELSON, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 2002.

     The consolidated balance sheet and related information in these notes as of March 31, 2002 have been derived from the audited consolidated financial statements as of that date. Certain reclassifications of prior period amounts have been made to conform to the current year's presentation.


Note B - New Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB")issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. Implementation of SFAS No. 141 is expected to have no impact on the Company.

     SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for at and subsequent to their acquisition. SFAS No. 142 requires that goodwill will no longer be amortized, but tested for impairment by comparing net book carrying values to fair market values upon adoption and periodically thereafter. The Company decided to early adopt the provisions of SFAS No. 142 effective
April 1, 2001. The Company completed its measurement of this potential impairment loss during fiscal 2002. The impairment loss relating to the goodwill and other net assets of the gift segment was $40.4 million.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement effective April 1, 2003 and is currently assessing the impact on its operations.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provide a single accounting model for long-lived assets to be disposed of. The Company adopted the Statement effective
April 1, 2002. Such adoption did not have a material impact on the Company's financial condition or results of operations.

     During July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS
No. 146 replaces EITF Issue No. 94-3. The new standard is effective for exit or restructuring activities initiated after December 31, 2002, although earlier application is encouraged.


Note C - Inventories

Components of inventories consisted of the following (in thousands):

                                       June 30,     March 31,     June 30,
                                         2002         2002          2001
                                      ---------     ---------    ---------
Finished goods                         $38,163       $36,736      $46,050
Raw materials and work in process        2,194         2,459        4,069
                                      ---------     ---------    ---------
                                       $40,357       $39,195      $50,119
                                      =========     =========    =========

Note D - Cash Dividend

     On August 24, 2001, the Company's board of directors determined that it was in the best interest of the Company to use cash for current working capital needs that had previously been used to pay dividends. The board of directors will review the Company's dividend policy from time to time in the future.


Note E - Operating Segments

     In accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," the Company reports information about its operating segments. The Company is organized and managed based upon its products and services.

     Subsequent to the sale of the Company's gift division during fiscal 2002, the Company has reassessed its segment reporting and has identified two reportable business segments, identified as publishing and conferences. The publishing segment primarily creates and markets Bibles, inspirational books and videos. The conference segment hosts inspirational and motivational conferences across North America.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column consists of items related to discontinued operations (in thousands).

For the Three Months Ended     Publishing   Conferences    Other      Total
--------------------------     ----------   -----------   -------     -----
June 30, 2002
-------------
Revenues                       $ 34,304         6,865         -    $ 41,169
Operating Income                    188         1,105         -       1,293

June 30, 2001
-------------
Revenues                       $ 38,770         6,644         -    $ 45,414
Operating Income                  1,685          (116)        -       1,569

Fiscal Year Ended
March 31, 2002:
-----------------
Revenues                       $187,859        27,693         -    $215,552
Operating Income                 15,252           936         -      16,188

As of June 30, 2002:
--------------------
Identifiable Assets            $144,442        21,936     4,500    $170,878

As of June 30, 2001:
--------------------
Identifiable Assets            $155,133        25,097    56,357    $236,587

As of March 31, 2002:
---------------------
Identifiable Assets            $156,355        22,621     4,500    $183,476


Note F - Discontinued Operations

     On October 11, 2001, the Company announced that it had entered into a definitive agreement by which the Company would sell and CRG Acquisition Corp. ("CRG") would purchase the Company's gift business, including substantially all of the assets of the Company's wholly-owned subsidiary, The C.R. Gibson Company ("Gibson"). The purchase was consummated on November 7, 2001 by CRG with an effective date of October 31, 2001 at a purchase price of $30.5 million plus the assumption of certain liabilities. This sale resulted in a loss on disposal of $15.3 million. The Company also recognized a $40.4 million cumulative effect of s change in accounting principle charge to write-off goodwill associated with Gibson. The Company utilized the net proceeds from the sale to pay down existing debt. The financial statements reflect the gift business segment as discontinued operations for all periods presented.

     During December 2000, the Company determined it would dispose of its Ceres candles operation, formerly a division of its gift business segment. The sale was completed in August 2001 for approximately $1.5 million. This sale resulted in a loss on disposal of $0.5 million in fiscal 2002 and $7.3 million in fiscal 2001.

     Effective April 1, 2001, Remuda Ranch Center for Anorexia and Bulimia, Inc., ("Remuda Ranch") which operates therapeutic centers in Arizona for women with eating disorders, was reflected as a discontinued operation.
For periods prior to April 1, 2001, Remuda Ranch net assets are reflected as assets held for sale in accordance with Emerging Issues Task Force Issue
No. 87-11, "Allocation of Purchase Price to Assets to be Sold." Remuda Ranch was a wholly owned subsidiary of New Life Treatment Center, Inc., acquired during fiscal 2000, and was considered as an asset held for sale from the acquisition date through March 31, 2001. The Company closed the sale of the Remuda Ranch assets in July 2001 for approximately $7.2 million in cash and a $2 million note receivable. This sale resulted in a loss on disposal of $0.3 million during fiscal 2002.


Note G - Depreciation and Amortization

     This caption on the accompanying consolidated statements of operations includes all depreciation and amortization, including that related to intangible assets, deferred loan costs, and property, plant and equipment.


Note H - Debt

     The Company's bank credit facility consists of a $65 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Company has agreed to maintain certain financial ratios and tangible net worth, as well as limit the payments of cash dividends. The Credit Facility has a term of three years and matures on June 28, 2005. At June 30, 2002, the Company borrowed $40.9 million under the Credit Agreement and had $24.1 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreement will typically peak during the third quarter of the fiscal year.

     At June 30, 2002, the Company had outstanding approximately $9.5 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth, which are similarly calculated for each debt agreement. At June 30, 2002, the Company was in compliance with all covenants of these debt agreements.


Note I - Royalty Advances

     At June 30, 2002, March 31, 2002 and June 30, 2001, prepaid expenses include $12.7 million, $12.1 million and $12.2 million, respectively, of royalty advances for products that have released to the market or are expected to release within the next twelve months. At June 30, 2002, March 31, 2002 and June 30, 2001, other assets include $2.9 million, $3.1 million and $2.4 million, respectively, of royalty advances for products not expected to release to the market within the next twelve months.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NOTE ON FORWARD-LOOKING STATEMENTS
----------------------------------

     The following discussion includes certain forward-looking statements. Actual results could differ materially from those in the forward-looking statements, and a number of factors may affect future results, liquidity and capital resources. These factors include, but are not limited to, softness in the general retail environment, the timing of products being introduced to the market, the level of product returns experienced, the level of margins achievable in the marketplace, the collectibility of accounts receivable, recoupment of royalty advances, effects of acquisitions or dispositions, financial condition of our customers and suppliers, realization of inventory values at carrying amounts, access to capital and realization of income tax and intangible assets. Future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy. The Company disclaims any intent or obligation to update forward-looking statements.

CRITICAL ACCOUNTING POLICIES
----------------------------

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are common with industry practice and are applied consistently from period to period.

Revenue Recognition: The Company has four primary revenue sources: sales of publishing product, attendance fees and product sales from its conferences, royalty income from licensing copyrighted material to third parties and billed freight. Revenue from the sale of publishing product is recognized upon shipment to the customer. A reserve for sales returns is recorded where return privileges exist. The returns reserve is determined by using a 12-month rolling average return rate, multiplied by gross sales occurring over the previous four-month period by sales channel. Historical experience reflects that product is generally returned from and credited to customers' accounts within the first 120 days of the original sale. The Company's current analysis indicates that its experience changed during fiscal 2002 from 90 days to 120 days. The full amount of the returns reserve, net of inventory and royalty costs (based on current gross margin rates), is shown as a reduction of accounts receivable in the accompanying consolidated financial statements. Returns of publishing products from customers are accepted in accordance with standard industry practice. Generally, products that are designated as out-of-print are not returnable 180 days after notice of out-of-print status is given to the customer. Also, certain sales are not returnable. Revenue from conferences is recognized as the conferences take place. Cash received in advance of conferences is included in the accompanying financial statements as deferred revenue. Royalty income from licensing the Company's publishing rights is recorded as revenue when earned under the terms of the applicable license, net of amounts due to authors. Billed freight consists of shipping and handling charges billed to customers and is recorded as revenue upon shipment of product.

Allowance for Doubtful Accounts: The Company records an estimated reserve for bad debts as a reduction to accounts receivable in the accompanying consolidated financial statements. The reserve for bad debts has two components: an unallocated reserve and a specific reserve. The unallocated reserve is calculated using a 10-year rolling bad debt history applied to the accounts receivable balance, less specific reserves. The Company's credit department management identifies specific reserves for each customer which we deem to be a collection risk or files for bankruptcy protection.

Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method. The FIFO method of accounting for inventory was selected to value our inventory at the lower of market or current cost because the Company continuously introduces new products, eliminates existing products and redesigns products. Therefore, inflation does not have a material effect on the valuation of inventory.
Costs of producing publishing products are included in inventory and charged to operations when product is sold or otherwise disposed. These costs include paper, printing, binding, outside editorial, international freight and duty costs, when applicable. The Company policy is to expense all internal editorial, typesetting, production, warehousing and domestic freight-in costs as incurred, except for certain indexing, stickering and assembly costs, which are capitalized into inventory. Costs of abandoned publishing projects are charged to operations when identified. The Company also maintains a reserve for excess and obsolete inventory as a reduction to inventory in the accompanying consolidated financial statements. This reserve is based on historical liquidation recovery rates applied to inventory quantities identified in excess of a twenty-four month supply on hand for each category of product.

Royalty Advances/Pre-Production Costs: Royalty advances are typically paid to authors at contract execution, as is standard in the publishing industry. These advances are either recorded as prepaid assets or other (long-term) assets in the accompanying consolidated financial statements, depending on the expected publication date (availability for shipment) of the product. Author advances for trade books are generally amortized over five months beginning when the product is first sold into the market. The Company's historical experience is that typically 80% of book product sales occur within the first five months after release into the market. Reference and video royalty advances are generally amortized over a twelve-month period beginning with the first sale date of the product, as these products typically have a longer sales cycle than books. Royalty advances for significant new Bible products are amortized on a straight-line basis for a period not to exceed five years (as determined by management).

When royalty advances are earned through product sales at a faster pace than the amortization period, the amortization expense is accelerated to match the royalty earnings. Outstanding advances are reviewed monthly for abandoned projects or titles that appear to have unrecoverable advances.
All abandoned projects and advances that management does not expect to fully recover are charged to operations when identified.

For authors with multiple book/product contracts, the advance is amortized over a period that encompasses the publication of all products, generally not to exceed 24 months or the actual recovery period, whichever is shorter. Advances to our most important authors are typically expensed as they are recovered through sales. These authors generally have multiple year and multiple book contracts, as well as strong sales history of backlist titles (products published during preceding fiscal years and prior) that can be used to recover advances over long periods of time.

Many Bible, reference and video products require significant development costs prior to the actual printing or production of the saleable product. These products also typically have a longer life cycle. All video pre-production costs are amortized over 12 months on a straight-line basis. Bible and reference products typically have the longest life cycle. Pre-production costs for significant Bible and reference products are recorded as other assets in the accompanying consolidated financial statements and are amortized on a straight-line basis, for a period not to exceed five years
(as determined by management).

Goodwill and Intangible Assets: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized, but tested for impairment by comparing net book carrying values to fair market values upon adoption and periodically thereafter. The Company has adopted the provisions of SFAS No. 142 as of April 1, 2001. The election of SFAS No. 142 resulted in a $40.4 million cumulative effect of a change in accounting principle charge to write-off goodwill associated with the Company's gift division, which was discontinued and sold during fiscal 2002. In accordance with SFAS No. 142, goodwill was tested for impairment by the Company's reporting units: Publishing, Conferences and Gift. The fair value for the assets of the Publishing and Conferences reporting units was evaluated using discounted expected cash flows and current market multiples, and it was determined that no impairment existed during fiscal 2002. The fair value of the Gift assets was determined by the actual sales price for that division. Goodwill will be tested for impairment annually during the fourth quarter.


OVERVIEW
--------

     The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                                                Fiscal
                                       Three Months Ended    Year-to-Year
                                            June 30,           Increase
                                         2002      2001       (Decrease)
                                      ---------  ---------    ---------
                                         (%)       (%)           (%)
Net revenues                            100.0     100.0          (9.3)
Expenses
  Cost of goods sold                     60.6      60.3          (8.9)
  Selling, general and administrative    34.4      34.8         (10.5)
  Depreciation and amortization           1.9       1.4          21.9
                                      --------- ----------    ---------
    Total expenses                       96.9      96.5          (9.1)
                                      --------- ----------    ---------
Operating income                          3.1       3.5         (17.6)
                                      --------- ----------    ---------
Net income from continuing operations     0.8       1.2         (40.2)
                                      --------- ----------    ---------
Loss from discontinued operations,
    net of tax                              -      (0.5)          n/a
Cumulative effect of change in
    accounting principle                    -     (89.1)          n/a
                                      --------- ----------    ---------
Net income                                0.8     (88.4)          n/a
                                      ========= ==========    =========

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


Results of Operations
---------------------

     Net revenues for the first three months of fiscal 2003 decreased
$4.2 million, or 9.3%, over the same period in fiscal 2002. The decrease in net revenues for the first quarter ended June 30, 2002 is primarily attributable to timing of new publishing product releases, with no key releases in the current year quarter compared to strong releases last year, and continued softness in the retail markets. Management believes its customers are experiencing slower store traffic and are tightening their inventory levels. Net revenues for the conference segment increased 3% over the prior year period.

     The Company's cost of goods sold decreased for the first three months of fiscal 2003 by $2.4 million, or 8.9%, from the same periods in fiscal 2002 and, as a percentage of net revenues, remained relatively consistent with the previous year's period at 60.6% for the first three months of fiscal 2003,
compared to 60.3% in the comparable period in fiscal 2002.   Gross margin
declines in the publishing segment were primarily due to lower sales volumes, resulting in a larger impact of royalty advance amortization and losses on obsolete inventory. These declines were offset by improved margins in the conference segment. The improvement in margins from conferences is due to strong ticket sales and improved cost structures.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the first three months of fiscal 2003 decreased by $1.7 million, or 10.5%, from the same period in fiscal 2002. These expenses, expressed as a percentage of net revenues, decreased to 34.4% for the first three months of fiscal 2003 from 34.8% in the comparable period in fiscal 2002. The slight improvement as a percent of net revenues is due to reduced overhead for the conference segment and a restructuring of some of the publishing segment's direct-to-consumer sales areas; specifically, changing a door-to-door program with sales commissions to a wholesale arrangement with no commissions.

     Depreciation and amortization for fiscal 2003 increased $0.1 million from fiscal 2002. This increase is attributable to the Company accelerating the amortization of deferred loan costs related to the previous revolving credit facility which was replaced effective June 28, 2002 by a new credit facility.

     Interest expense attributable to continuing operations remained consistent with the first quarter of fiscal 2002.


Liquidity and Capital Resources
-------------------------------

     At June 30, 2002, the Company had approximately $0.5 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations, an expected tax refund and borrowings available under bank credit facilities. At June 30, 2002, the Company had working capital of $79.3 million.

     Net cash provided by operating activities was $5.8 million and $7.3 million for the first three months of fiscal 2003 and 2002, respectively. Cash provided by operations during the first three months of fiscal 2003 was principally attributable to collections of accounts receivable, partially offset by payments of accounts payable and accrued expenses.

     During the first three months of fiscal 2003, capital expenditures totaled approximately $0.4 million, primarily consisting of computer software and equipment. During the remainder of fiscal 2003, the Company anticipates capital expenditures of approximately $4.6 million, primarily consisting of computer, warehousing, merchandising equipment and building improvements. The Company is also obligated to pay $2.5 million to repurchase its former Beacon Falls Distribution Center under the terms of a "put option" from the Asset Purchase Agreement between CRG Acquisition Corp. and Thomas Nelson for the sale of C.R. Gibson. The Company has engaged the services of a commercial real estate broker to list the property for sale.

     The Company's bank credit facility consists of a $65 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Company has agreed to maintain certain financial ratios and tangible net worth, as well as limit the payments of cash dividends. The Credit Facility has a term of three years and matures on June 28, 2005. At June 30, 2002, the Company borrowed $40.9 million under the Credit Agreement and had $24.1 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreement will typically peak during the third quarter of the fiscal year.

     At June 30, 2002, the Company had outstanding approximately $9.5 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth, which are similarly calculated for each debt agreement. At June 30, 2002, the Company was in compliance with all covenants of these debt agreements.

     Management believes cash generated by operations, an expected tax refund and borrowings available under the Credit Facilities will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 2003. The Company's current cash commitments include current maturities of debt and operating lease obligations that are disclosed in the Company's Annual Report on Form 10-K as of and for the year ended
March 31, 2002, as well as the $2.5 million purchase of the Beacon Falls Distribution Center. The Company also has current inventory purchase and royalty advance commitments in the ordinary course of business that require cash payments as vendors and authors fulfill their requirements to the Company in the form of delivering satisfactory product orders and manuscripts, respectively. The Company has no off-balance sheet commitments or transactions with any special purpose entities (SPE's). Management also is not aware of any undisclosed material related party transactions or relationships with management, officers or directors.


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2002.


Item 2(b).

     The Company's new Credit Facility contains restrictions on its ability to pay cash dividends to shareholders, based on a percentage of the Company's net income.



	                           PART II


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits required by Item 601 of Regulation S-K

              Exhibit
              Number
              -------
                11   - Statement re Computation of Per Share Earnings


          (b) Reports on Form 8-K

              The Company filed a current report on Form 8-K on August 9, 2002, as amended by Form 8-K/A on August 13, 2002, to announce its change in independent accountants and to announce the date and times of its earnings release and conference call for the first quarter of FY2003.



                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Thomas Nelson, Inc.
                                                    (Registrant)


     August 14, 2002                     BY      /s/ Joe L. Powers
   ------------------                         -------------------------
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