Form 10-Q
period 2002-09-30
NELSON THOMAS INC
filed 2002-11-14
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                  FORM 10-Q


                                  (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2002

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X ]  No [ ]

At November 13, 2002, the Registrant had outstanding 13,343,765 shares of Common Stock and 1,024,795 shares of Class B Common Stock.




                      Thomas Nelson, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                     (000's omitted, except per share data)
                                    (unaudited)
                                     September 30,    March 31,  September 30,
                                          2002          2001         2001
                                     ------------- ------------- -------------
ASSETS
Current assets:
  Cash and cash equivalents             $    363      $    535      $     33
  Accounts receivable, less allowances
    of $7,425/$6,389/$6,133,
    respectively                          55,700        61,600        60,103
  Inventories                             41,236        39,195        48,893
  Prepaid expenses                        15,597        17,571        17,922
  Assets held for sale                     2,500         2,500         2,500
  Refundable income taxes                  7,266         7,800         6,023
  Deferred income tax benefits             7,966         7,966        12,876
  Net assets of discontinued operations        -             -        30,259
                                     ------------- ------------- -------------
Total current assets                     130,628       137,167       178,609

  Property, Plant and Equipment, net       9,582         9,242        11,887
  Other Assets                             7,845         7,541         5,901
  Deferred Charges                         1,992         2,135         1,518
  Goodwill                                29,304        29,304        29,304
                                     ------------- ------------- -------------
Total Assets                            $179,351      $185,389      $227,219
                                     ============= ============= =============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                      $ 23,772      $ 22,258      $ 23,855
  Accrued expenses                        13,067        15,603        23,097
  Deferred revenue                         8,981        11,222        10,378
  Income taxes currently payable           1,825           500             -
  Current portion of long-term debt        3,322         3,322         4,845
                                     ------------- ------------- -------------
Total current liabilities                 50,967        52,905        62,175
  Long term debt                          44,641        53,052        87,145
  Deferred income taxes                      792           792         1,866
  Other liabilities                          898         1,064         1,185
  Minority interest                           38             -            56

Shareholders' equity:
  Preferred stock, $1.00 par value,
    authorized 1,000,000 shares;
    none issued                                -             -             -
  Common stock, $1.00 par value,
    authorized 20,000,000 shares;
    issued  13,343,765, 13,329,759 and
    13,285,827 shares, respectively       13,344        13,330        13,286
  Class B stock, $1.00 par value,
    authorized 5,000,000 shares;
    issued 1,024,795, 1,036,801 and
    1,057,401 shares, respectively         1,025         1,037         1,057
  Additional paid-in capital              44,023        44,008        43,844
  Retained earnings                       23,623        19,201        16,605
                                     ------------- ------------- -------------
Total shareholders' equity                82,015        77,576        74,792
                                     ------------- ------------- -------------
Total Liabilities and Shareholders'
  Equity                                $179,351      $185,389      $227,219
                                     ============= ============= =============


                      Thomas Nelson, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      (000's omitted, except per share data)
                                    (unaudited)
                                    Three Months Ended      Six Months Ended
                                       September 30,          September 30,
                                    -------------------   -------------------
                                       2002      2001        2002      2001
                                    --------   --------   --------   --------
Net revenues                        $ 62,074   $ 58,710   $103,243   $104,124
Costs and expenses:
  Cost of goods sold                  37,656     35,540     62,594     62,926
  Selling, general and
    administrative                    16,795     15,942     30,988     31,753
  Depreciation and amortization          588        662      1,123      1,270
                                    --------   --------   --------   --------
  Total expenses                      55,039     52,144     94,705     95,949
                                    --------   --------   --------   --------

  Operating income                     7,035      6,566      8,538      8,175
  Other expense                           18          -         27          -
  Interest expense                       536      1,290      1,488      2,049
                                    --------   --------   --------   --------
Income from continuing operations
  before income taxes                  6,481      5,276      7,023      6,126

Provision for income taxes             2,365      1,926      2,563      2,236
Minority interest                         16         56         38         56
                                    --------   --------   --------   --------
Income from continuing operations      4,100      3,294      4,422      3,834

Discontinued operations:
  Operating loss, net of applicable
    taxes                                  -       (532)         -       (766)
  Loss on disposal, net of applicable
    taxes                                  -    (14,707)         -    (14,707)
                                    --------   --------   --------   --------
  Total loss from discontinued
    operations                             -    (15,239)         -    (15,473)

Cumulative effect of change in
  accounting principle                     -    (40,433)         -    (40,433)
                                    --------   --------   --------   --------
Net income                           $ 4,100   $(52,378)  $  4,422   $(52,072)
                                    ========   ========   ========   ========

Weighted average number of shares
   Basic                              14,369     14,343     14,368     14,343
                                    ========   ========   ========   ========
   Diluted                            14,649     14,373     14,665     14,373
                                    ========   ========   ========   ========
Net income (loss) per share, Basic:
   Income from continuing operations  $ 0.29     $ 0.23     $ 0.31     $ 0.27
   Loss from discontinued operations       -      (1.06)         -      (1.08)
   Cumulative effect of change in
      accounting principle                 -      (2.82)         -      (2.82)
                                    --------   --------   --------   --------
Net income (loss) per share           $ 0.29     $(3.65)    $ 0.31     $(3.63)
                                    ========   ========   ========   ========

Net income (loss) per share, Diluted:
   Income from continuing operations  $ 0.28     $ 0.23     $ 0.30     $ 0.27
   Loss from discontinued operations       -      (1.06)         -      (1.08)
   Cumulative effect of change in
      accounting principle                 -      (2.81)         -      (2.81)
                                    --------   --------   --------   --------
Net income (loss) per share           $ 0.28     $(3.64)    $ 0.30     $(3.62)
                                    ========   ========   ========   ========


                     Thomas Nelson, Inc. and Subsidiaries
                            Statement of Cash Flows
                                (000's omitted)
                                  (unaudited)

                                                       Six Months Ended
                                                         September 30,
                                                        2002        2001
                                                     ---------   ---------
Cash Flows From Operating Activities:

Net income from continuing operations                 $ 4,422     $ 3,834

Adjustments to reconcile income to net cash
    provided by (used in) operations:
   Minority interest                                       38          56
   Depreciation and amortization                        1,416       1,405
   Loss on sale of fixed assets                           141          19
  Changes in assets and liabilities:
   Accounts receivable, net                             5,900      (2,254)
   Inventories                                         (2,041)      2,515
   Prepaid expenses                                     1,974      (3,231)
   Accounts payable and accrued expenses                1,675       7,014
   Deferred revenues                                   (2,241)     (1,294)
   Deferred income taxes                                    -         634
   Income taxes currently payable                       1,325       1,004
   Change in other assets and liabilities
      and deferred charges                               (611)        511
                                                     ---------   ---------
Net cash provided by continuing operations             11,998      10,213
                                                     ---------   ---------
Discontinued Operations
  Loss from discontinued operations                         -        (766)
  Loss on disposal                                          -     (14,707)
  Change in discontinued net assets                    (2,163)     18,459
                                                     ---------   ---------
Net cash provided by (used in) discontinued
   operations                                          (2,163)      2,986
                                                     ---------   ---------
Net cash provided by operating activities               9,835      13,199
                                                     ---------   ---------

Cash Flows From Investing Activities:
  Property plant and equipment expenditures            (1,582)       (834)
  Proceeds from sale of fixed assets and
    assets held for sale                                   24       7,235
                                                     ---------   ---------
Net cash provided by (used in) investing activities    (1,558)      6,401
                                                     ---------   ---------

Cash Flows From Financing Activities:
  Payments under credit agreement, net                 (6,543)     (6,764)
  Payments on long-term debt                           (1,868)    (13,046)
  Dividends paid                                            -      (1,148)
  Proceeds from issuance of common stock                   13           -
  Other financing activities                              (51)       (743)
                                                     ---------   ---------
Net cash used in financing activities                  (8,449)    (21,701)
                                                     ---------   ---------
Net decrease in cash and cash equivalents                (172)     (2,101)
                                                     ---------   ---------
Cash and cash equivalents at beginning of period          535       2,134
                                                     ---------   ---------
Cash and cash equivalents at end of period            $   363     $    33
                                                     =========   =========

Supplemental cash flow information:
   Interest paid, net                                 $ 1,484     $ 4,000
   Income taxes paid (received), net                  $ 3,242     $ 5,498




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


Note B - New Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria.

     SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for at and subsequent to their acquisition. SFAS No. 142 requires that goodwill will no longer be amortized, but tested for impairment by comparing net book carrying values to fair market values upon adoption and periodically thereafter. The Company decided to early adopt the provisions of SFAS No. 142 effective
April 1, 2001. The Company completed its measurement of this potential impairment loss during fiscal 2002. The transition impairment loss relating to the goodwill and other net assets of the gift segment was $40.4 million.

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


Note C - Inventories

Components of inventories consisted of the following (in thousands):

                                     September 30,   March 31,   September 30,
                                          2002         2002           2001
                                     ------------- ------------- -------------
Finished goods                          $39,535       $36,736       $43,276
Raw materials and work in process         1,701         2,459         5,617
                                     ------------- ------------- -------------
                                        $41,236       $39,195       $48,893
                                     ============= ============= =============


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

     Subsequent to the sale of the Company's gift division during fiscal 2002, the Company has reassessed its segment reporting and has identified two reportable business segments: publishing and conferences. The publishing segment primarily creates and markets Bibles, inspirational books and videos. The conference segment hosts inspirational and motivational conferences across North America.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column consists of items related to discontinued operations (in thousands).

For the Six Months Ended      Publishing     Conferences     Other      Total
========================      ==========     ===========    ========   ========
September 30, 2002:
-------------------
  Net Revenues                 $ 84,321        $18,922            -   $103,243
  Operating Income                5,261          3,277            -      8,538

September 30, 2001:
------------------
  Net Revenues                 $ 87,146        $16,978            -   $104,124
  Operating Income                7,292            883            -      8,175

For the Three Months Ended
==========================
September 30, 2002:
-------------------
  Net Revenues                 $ 50,017       $12,057             -   $ 62,074
  Operating Income                4,785         2,250             -      7,035

September 30, 2001:
-------------------
  Net Revenues                 $ 48,376       $10,334             -   $ 58,710
  Operating Income                5,648           918             -      6,566

Fiscal Year Ended March 31, 2002:
=================================
  Net Revenues                 $187,859       $27,693             -   $215,552
  Operating Income               15,252           936             -     16,188

As of September 30, 2002:
-------------------------
  Identifiable Assets          $145,787       $21,798       $11,766   $179,351

As of September 30, 2001:
-------------------------
  Identifiable Assets          $165,655       $20,782       $40,782   $227,219

As of March 31, 2002:
---------------------
  Identifiable Assets          $149,825       $23,264       $12,300   $185,389



Note F - Discontinued Operations

     On October 11, 2001, the Company announced that it had entered into a definitive agreement by which the Company would sell and CRG Acquisition Corp. ("CRG") would purchase the Company's gift business, including substantially all of the assets of the Company's wholly-owned subsidiary, The C.R. Gibson Company "Gibson"). The purchase was consummated on November 7, 2001 by CRG with an effective date of October 31, 2001 at a purchase price of $30.5 million plus the assumption of certain liabilities. This sale resulted in a loss on disposal of $15.3 million. The Company also recognized a $40.4 million cumulative effect of a change in accounting principle charge to write-off goodwill associated with Gibson. The Company utilized the net proceeds from the sale to pay down existing debt. The financial statements reflect the gift business segment as discontinued operations for all periods presented.

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


Note G - Depreciation and Amortization

     This caption on the accompanying consolidated statements of operations includes all depreciation and amortization related to publishing rights and property, plant and equipment.


Note H - Debt

     The Company's bank credit facility consists of a $65 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Credit Facility has a term of three years and matures on June 28, 2005. At September 30, 2002, the Company had outstanding borrowings of $37.6 million under the Credit Agreement and had $27.4 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreement will typically peak during the third quarter of the fiscal year.

     At September 30, 2002, the Company had outstanding approximately $9.5 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth, which are similarly calculated for each debt agreement. At September 30, 2002, the Company was in compliance with all covenants of these debt agreements.


Note I - Royalty Advances

     At September 30, 2002, March 31, 2002 and September 30, 2001, prepaid expenses include $10.7 million, $12.1 million and $11.4 million, respectively, of royalty advances for products that have released to the market or are expected to release within the next twelve months. At September 30, 2002, March 31, 2002 and September 30, 2001, other assets include $2.8 million,
$3.1 million and $1.9 million, respectively, for royalty advances for products not expected to release to the market within the next twelve months.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

NOTE ON FORWARD-LOOKING STATEMENTS

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

                                       Six Months Ended   Fiscal Year-to-Year
                                         September 30,          Increase
                                         2002     2001         (Decrease)
                                        ------   ------   -------------------
                                          (%)      (%)              (%)
Net revenues                             100.0    100.0           (0.8)
Expenses
   Cost of goods sold                     60.6     60.4           (0.5)
   Selling, general and administrative    30.0     30.5           (2.4)
   Depreciation and amortization           1.1      1.2          (11.6)
                                         ------   ------   -------------------
     Total expenses                       91.7     92.1           (1.3)
                                         ------   ------   -------------------
Operating income                           8.3      7.9            4.4
                                         ------   ------   -------------------
Net income from continuing operations      4.3      3.7           15.3
                                         ------   ------   -------------------

Loss from discontinued operations,
   net of tax                                -     (0.7)          n/a
Loss on disposal, net of tax                 -    (14.1)          n/a
Cumulative change in accounting principle    -    (38.8)          n/a
                                         ======   ======   ===================
Net income                                 4.3    (50.0)          n/a
                                         ======   ======   ===================

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


Results of Operations
---------------------

Consolidated Results - Second Quarter of Fiscal 2003
Compared with Second Quarter of Fiscal 2002
----------------------------------------------------

     Net revenues for the three months ended September 30, 2002 increased
$3.4 million, or 6% over the same period in fiscal 2002. Net revenues from publishing products increased $1.6 million or 3%, primarily due to the timing of new product releases. Net revenues from conferences increased $1.7 million or 17%, primarily due to the timing of conference events. Price increases did not have a material effect on net revenues during the period.

     The Company's cost of goods sold increased for the three months ended September 30, 2002 by $2.1 million, or 6% from the same period in fiscal 2002 and, as a percentage of net revenues, remained essentially unchanged at 61%.
A slight decline in publishing segment gross margins, due to a higher level of royalty advance write-offs and free freight given to customers, was offset by improved gross margins in the conference segment, due to improved attendance at the events in this year's period, compared to the prior year events.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the three months ended September 30, 2002 increased $0.9 million, or 5%, from the same period in fiscal 2002. These expenses, expressed as a percentage of net revenues, remained essentially unchanged at 27%. Increased expenditures in advertising for publishing products and general overhead were offset by overhead reductions in the conference segment operations. The increased spending in advertising for publishing products is due to the soft market conditions and timing of new releases. The Company has streamlined the conference segment operations and consolidated some of its "back-office" functions with those of the publishing segment. These actions are expected to continue to produce net savings for future periods.

     Depreciation and amortization for the three months ended September 30, 2002 decreased $0.1 million from the same period in fiscal 2002, primarily due to lower levels of fixed assets.

     Interest expense for the three months ended September 30, 2002 was $0.5 million, a decrease of $0.8 million from the same period in the prior fiscal year. This reduction is a result of debt reduction and improved interest rates.

     The provision for income taxes remains consistent with the prior year at an effective rate of 36.5%.

     The net loss from discontinued operations for the three months ended September 30, 2001 was related to the decision to sell the Company's gift division, along with the sale of the net assets of Remuda Ranch and Ceres Candles. The Company also recognized a $40.4 million cumulative effect of a change in accounting principle charge to write-off goodwill associated with the gift division.


Consolidated Results - First Six Months of Fiscal 2003
Compared with First Six Months of Fiscal 2002
------------------------------------------------------

     Net revenues for the first six months of fiscal 2003 decreased
$0.9 million, less than 1%, from the same period in fiscal 2002. Publishing product net revenues decreased $2.8 million, or 3%, primarily due to timing of new releases and the fact that we believe that our primary markets are flat to down over the previous year. Net revenues from conferences increased $1.9 million, or 11%, primarily due to the timing of conference events. Price increases did not have a material effect on net revenues during the period.

     The Company's cost of goods sold decreased $0.3 million, less than 1%, over the same period in fiscal 2002 and, as a percentage of net revenues, remained essentially unchanged. A slight decline in publishing segment gross margins, due to a higher level of royalty advance write-offs and free freight given to customers, was offset by improved gross margins in the conference segment, due to improved attendance at the events in this year's period, compared to the prior year events.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the six months ended September 30, 2002 decreased by $0.8 million, or 2% from the same period in the prior fiscal year. These expenses, expressed as a percentage of net revenues, remained essentially the same. Increased expenditures in advertising for publishing products and general overhead were offset by overhead reductions in the conference segment operations. The increased spending in advertising for publishing products is due to the soft market conditions and timing of new releases. The Company has streamlined the conference segment operations and consolidated some of its "back-office" functions with those of the publishing segment. These actions are expected to continue to produce net savings for future periods.

     Depreciation and amortization for fiscal 2003 decreased $0.1 million from fiscal 2002, primarily due to lower levels of fixed assets.

     Interest expense for fiscal 2003 decreased $0.6 million from fiscal 2002 due to lower debt levels and lower interest rates.

     The provision for income taxes remains consistent with the prior year at an effective rate of 36.5%.

     The net loss from discontinued operations for the six months ended September 30, 2001 was related to the decision to sell the Company's gift division, along with the sale of the net assets of Remuda Ranch and Ceres Candles. The Company also recognized a $40.4 million cumulative effect of a change in accounting principle charge to write-off goodwill associated with the gift division.


Liquidity and Capital Resources
-------------------------------

     At September 30, 2002, the Company had approximately $0.4 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations, an expected tax refund and borrowings available under bank credit facilities. At September 30, 2002, the Company had working capital of $79.7 million.

     Net cash provided by continuing operations was $12.0 million for the six months ended September 30, 2002 and $10.2 million for the same period last year. Cash provided by continuing operations during the six months ended September 30, 2002 was principally attributable to income from continuing operations and collections of accounts receivable, partially offset by increases in inventories.

     Fiscal year-to-date, capital expenditures have totaled approximately $1.6 million, primarily consisting of warehousing, building improvements and computer software and equipment. During the remainder of fiscal 2003, the Company anticipates capital expenditures of approximately $3.3 million, primarily consisting of warehousing, building improvements and computer software and equipment. The Company is also obligated to pay $2.5 million to repurchase its former Beacon Falls Distribution Center under the terms of a "put option" from the Asset Purchase Agreement between CRG Acquisition Corp. and Thomas Nelson for the sale of C.R. Gibson. The Company has engaged the services of a commercial real estate broker to list the property for sale.

     The Company's bank credit facility consists of a $65 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Credit Facility has a term of three years and matures on June 28, 2005. At September 30, 2002, the Company borrowed $37.6 million under the Credit Agreement and had $27.4 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreement have historically peaked during the third quarter of the fiscal year.

     At September 30, 2002, the Company had outstanding approximately
$9.5 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth. At September 30, 2002, the Company was in compliance with all covenants of these debt agreements.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K as of and for the year ended
March 31, 2002.


Item 4.  Controls and Procedures

    The Chief Executive Officer and Chief financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to the Exchange Act Rule 13A-14, as of November 13, 2002. Based on that evaluation, the chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that matieral information required to be filed in this quartelry report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief Executive OFficer and Chief Financial Officer completed their evaluation.


                                      PART II


Item 2.  Changes in Securities and Use of Proceeds.

     The Company's new Credit Facility contains restrictions on its ability to pay cash dividends to shareholders, based on a percentage of the Company's net income.


Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Stockholders on August 22, 2002 (the "Annual Meeting"). At the Annual Meeting, the stockholders of the Company voted to elect three Class Three directors, Jesse T. Correll, Brownlee O. Currey, Jr. and W. Lipscomb Davis, Jr., for three-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for, withheld/abstained and against with respect to each of the nominees:

                                                Withheld/
Nominee                           For           Abstained      Against
--------------------------    ----------        ---------      --------
Jesse T. Correll              16,202,905          60,000        3,950
Brownlee O. Currey, Jr.       16,197,311          65,227        4,317
W. Lipscomb Davis, Jr.        16,194,960          67,945        3,950



Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit
          Number
          -------
            11    - Statement re Computation of Per Share Earnings
            99.1  - Certification of President and Chief Executive Officer
                    relating to Form 10-Q for period ending September 30, 2002
            99.2  - Certification of Chief Financial Officer relating to
                    Form 10-Q for period ending September 30, 2002


     (b)  Reports on Form 8-K

          The Company filed a current report on Form 8-K on August 9, 2002, as amended by Form 8-K/A on August 13, 2002, to announce its change in independent accountants and to announce the date and times of its earnings release and conference call for the first quarter of FY2003.

          The Company filed a current report on Form 8-K on August 14, 2002, in which the certifications of the Company's Chief Executive Officer and Chief Financial Officer were filed, relating to Form 10-Q for the period ended June 30, 2002, as required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         Thomas Nelson, Inc.
                                                             (Registrant)


November 14, 2002                                 BY       /s/ Joe L. Powers
-------------------                                      ---------------------
                                                              Joe L. Powers
                                                       Executive Vice President
                                                       (Principal Financial and
                                                           Accounting Officer)




                               CERTIFICATIONS

I, Sam Moore, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Thomas Nelson, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By:       /s/ Sam Moore
     ---------------------------
     Sam Moore
     Chairman, Chief Executive Officer
     and President



                               CERTIFICATIONS

I, Joe L. Powers, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Thomas Nelson, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By:     /s/ Joe L. Powers
     ---------------------------
     Joe L. Powers
     Executive Vice President
     and Secretary



                               INDEX TO EXHIBITS


Exhibit
Number
-------

11    -- Statement re Computation of Per Share Earnings

99.1 -- Certification of President and Chief Executive Officer relating to Form 10-Q for period ending September 30, 2002

99.2 -- Certification of Chief Financial Officer relating to Form 10-Q for period ending September 30, 2002