Form 10-Q
period 2002-12-31
NELSON THOMAS INC
filed 2003-02-14
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                FORM 10-Q


                                (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended December 31, 2002

      [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 0-4095


                           THOMAS NELSON, INC.

          (Exact name of Registrant as specified in its charter)


                   Tennessee                      62-0679364
         State or other jurisdiction of        (I.R.S. Employer
     	   incorporation or organization)      Identification Number


   501 Nelson Place,  Nashville, Tennessee         37214-1000
   (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (615) 889-9000



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]  No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act). Yes [X] No [ ]

     At February 13, 2003, the Registrant had outstanding 13,343,765 shares of Common Stock and 1,024,795 shares of Class B Common Stock.






                  Thomas Nelson, Inc. and Subsidiaries
                      Consolidated Balance Sheets
                 (000's omitted, except per share data)
                               (unaudited)

                                      December 31,    March 31,   December 31,
                                          2002          2002          2001
                                      ------------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents             $  1,959       $    535     $    659
  Accounts receivable, less allowances
    of $8,863, $6,389, and $13,315,
    respectively                          54,873         61,600       64,434
  Inventories                             37,987         39,195       44,622
  Prepaid expenses                        13,423         17,571       16,402
  Assets held for sale                     2,500          2,500        2,500
  Refundable income taxes                    -            7,800        5,450
  Deferred income tax benefits             7,966          7,966       12,876
                                      ------------  ------------  ------------
Total current assets                     118,708        137,167      146,943

  Property, plant and equipment, net      11,203          9,242       11,314
  Other Assets                             8,421          7,541        6,259
  Deferred Charges                         1,727          2,135        1,290
  Goodwill                                29,304         29,304       29,304
                                      ------------  ------------  ------------
Total Assets                            $169,363       $185,389     $195,110
                                      ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $ 23,318       $ 22,258     $ 21,328
  Accrued expenses                         9,453         15,603       19,726
  Deferred revenue                         6,805         11,222        5,638
  Income taxes currently payable           3,330            500          528
  Current portion of long-term debt        3,322          3,322        4,163
                                      ------------  ------------  ------------
Total current liabilities                 46,228         52,905       51,383

  Long term debt                          36,930         53,052       63,853
  Deferred income taxes                      792            792        1,866
  Other liabilities                          863          1,064        1,217
  Minority interest                           49            -            119

Shareholders' equity:
  Preferred stock, $1.00 par value,
   authorized 1,000,000 shares;
   none issued                               -              -            -
  Common stock, $1.00 par value,
   authorized 20,000,000 shares;
   issued  13,343,765, 13,329,759 and
   13,300,393 shares, respectively        13,344         13,330       13,300
  Class B stock, $1.00 par value,
    authorized 5,000,000 shares;
    issued 1,024,795, 1,036,801 and
    1,043,501 shares, respectively         1,025          1,037        1,044
  Additional paid-in capital              44,023         44,008       43,848
  Retained earnings                       26,109         19,201       18,480
                                      ------------  ------------  ------------
Total shareholders' equity                84,501         77,576       76,672
                                      ------------  ------------  ------------
Total Liabilities and Shareholders'
  Equity                                $169,363       $185,389     $195,110
                                      ============  ============  ============





                 Thomas Nelson, Inc. and Subsidiaries
                 Consolidated Statements of Operations
                 (000's omitted, except per share data)
                               (unaudited)
                                      Three Months Ended     Nine Months Ended
                                          December 31,          December 31,
                                      ------------------    ------------------
                                        2002      2001        2002      2001
                                      --------  --------    --------  --------
Net revenues                           $53,774  $61,167     $157,020  $165,291
Costs and expenses:
  Cost of goods sold                    32,646   36,297       95,240    99,225
  Selling, general and administrative   15,986   19,837       46,974    51,590
  Depreciation and amortization            444      823        1,567     2,093
                                      --------  --------    --------  --------
  Total expenses                        49,076   56,957      143,781   152,908
                                      --------  --------    --------  --------

Operating income                         4,698    4,210       13,239    12,383
Other income                                27       50          102       125
Interest expense                           792    1,208        2,382     3,330
                                      --------  --------    --------  --------
Income from continuing operations
  before income taxes                    3,933    3,052       10,959     9,178

Provision for income taxes               1,436    1,114        4,000     3,350
Minority interest                           11       63           49       119
                                      --------  --------    --------  --------
Income from continuing operations        2,486    1,875        6,910     5,709

Discontinued operations:
  Operating loss, net of taxes             -        -            -        (766)
  Loss on disposal, net of taxes           -        -            -     (14,707)
                                      --------  --------    --------  --------
  Total loss from discontinued
    operations                             -        -            -     (15,473)
                                      --------  --------    --------  --------
Cumulative effect of change in
    accounting principle                   -        -            -     (40,433)
                                      --------  --------    --------  --------
Net income                             $ 2,486   $ 1,875    $  6,910  $(50,197)
                                      ========  ========    ========  ========

Weighted average number of shares
Basic                                   14,369    14,343      14,368    14,343
                                      ========  ========    ========  ========
Diluted                                 14,475    15,103      14,613    15,014
                                      ========  ========    ========  ========

Net income (loss) per share, Basic:
  Income from continuing operations    $  0.17   $  0.13    $   0.48  $   0.40
  Loss from discontinued operations        -         -           -       (1.08)
  Cumulative effect of change in
    accounting principle                   -         -           -       (2.82)
                                      --------  --------    --------  --------
Net income (loss) per share            $  0.17   $  0.13    $   0.48  $  (3.50)
                                      ========  ========    ========  ========

Net income (loss) per share, Diluted:
  Income from continuing operations    $  0.17   $  0.12    $   0.47  $   0.38
  Loss from discontinued operations        -         -           -       (1.03)
  Cumulative effect of change in
    accounting principle                   -         -           -       (2.69)
                                      --------  --------    --------  --------
Net income (loss) per share            $  0.17   $  0.12    $   0.47  $  (3.34)
                                      ========  ========    ========  ========



                 Thomas Nelson, Inc. and Subsidiaries
                       Statement of Cash Flows
                           (000's omitted)
                             (unaudited)

                                                     Nine Months Ended
                                                        December 31,
                                                    2002           2001
                                                 ----------     ----------

Cash Flows From Operating Activities:
Net income from continuing operations             $  6,910       $  5,709
Adjustments to reconcile income to net cash
    provided by (used in) operations:
  Minority interest                                     49            119
  Depreciation and amortization                      1,567          2,093
  Loss on sale of fixed assets                          45             17
Changes in assets and liabilities:
  Accounts receivable, net                           6,727         (6,585)
  Inventories                                        1,208          6,786
  Prepaid expenses                                   4,148         (1,711)
  Accounts payable and accrued expenses                455          5,416
  Deferred revenues                                 (4,417)         3,446
  Deferred income taxes                                -              634
  Income taxes currently payable                     2,830           (476)
  Change in other assets and liabilities
    and deferred charges                              (851)        (1,051)
                                                   ----------     ----------
Net cash provided by continuing operations          18,671         14,397
                                                   ----------     ----------
Discontinued Operations
  Loss from discontinued operations                      -             (766)
  Loss on disposal                                       -          (14,707)
  Change in discontinued net assets                    2,503          7,435
                                                   ----------     ----------
Net cash provided by (used in) discontinued
     operations                                        2,503         (8,038)
                                                   ----------     ----------
Net cash provided by operating activities             21,174          6,359
                                                   ----------     ----------

Cash Flows From Investing Activities:
  Property plant and equipment expenditures           (3,669)          (751)
  Proceeds from sale of fixed assets and
    assets held for sale                                  24         37,844
                                                   ----------     ----------
Net cash provided by (used in) investing
    activities                                        (3,645)        37,093
                                                   ----------     ----------

Cash Flows From Financing Activities:
  Payments under credit agreement, net               (13,100)       (40,639)
  Payments on long-term debt                          (3,022)        (3,145)
  Dividends paid                                         -           (1,148)
  Proceeds from issuance of common stock                  17              5
                                                   ----------     ----------
Net cash used in financing activities                (16,106)       (44,927)
                                                   ----------     ----------
Net increase (decrease) in cash and cash
    equivalents                                        1,424         (1,475)
Cash and cash equivalents at beginning of period         535          2,134
                                                   ----------     ----------
Cash and cash equivalents at end of period          $  1,959       $    659
                                                   ==========     ==========

Supplemental cash flow information:
    Interest paid                                   $  2,461       $  5,667
    Income taxes paid (received), net               $ (6,630)      $  1,869




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

     SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for at and subsequent to their acquisition. SFAS No. 142 requires that goodwill will no longer be amortized, but tested for impairment by comparing net book carrying values to fair market values upon adoption and periodically thereafter. The
Company decided to early adopt the provisions of SFAS No. 142 effective April
1, 2001. The Company completed its transition impairment evaluation during fiscal 2002. The transition impairment loss relating to the goodwill of the gift reporting unit was $40.4 million.

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

     During November 2002, the FASB issued Interpretation No. 45, "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued.
It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of periods ending after December 15, 2002. The Company currently is evaluating the impact, if any, that the recognition and measurement provisions of this Interpretation will have on its consolidated financial statements.

     During December 2002, the FASB issued SFAS No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure - an amendment of FASB
Statement No. 123." The standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002.


Note C - Inventories

Components of inventories consisted of the following (in thousands):

<TABLE
                                 December 31,      March 31,     December 31,
                                     2002             2002           2001
                                 ------------    ------------    ------------
Finished goods                      $35,821         $36,736         $40,864
Raw materials and work in process     2,166           2,459           3,758
                                 ------------    ------------    ------------
                                    $37,987         $39,195         $44,622
                                 ============    ============    ============


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


For the Nine Months Ended:        Publishing   Conferences    Other     Total
-------------------------         ----------   -----------   -------   --------
December 31, 2002:
 Net Revenues                      $130,787      $26,233         -     $157,020
 Operating Income                     8,977        4,262         -       13,239

December 31, 2001:
  Net Revenues                     $138,762      $26,529         -     $165,291
  Operating Income                   10,337        2,046         -       12,383

For the Three Months Ended:
--------------------------
December 31, 2002:
  Net Revenues                     $ 46,216      $ 7,558         -     $ 53,774
  Operating Income                    3,467        1,231         -        4,698

December 31, 2001:
  Net Revenues                     $ 51,382      $ 9,785         -     $ 61,167
  Operating Income                    2,764        1,446         -        4,210

Fiscal Year Ended March 31, 2002:
---------------------------------
  Net Revenues                     $188,277     $ 27,275         -     $215,552
  Operating Income                   16,045          518         -       16,563


As of December 31, 2002:
  Identifiable Assets              $144,566     $ 20,297     $ 4,500   $169,363

As of December 31, 2001:
  Identifiable Assets              $161,981     $ 23,179     $ 9,950   $195,110

As of March 31, 2002:
  Identifiable Assets              $149,825     $ 23,264     $12,300   $185,389



Note F - Discontinued Operations

     Effective October 31, 2001, the Company sold its gift business, including substantially all of the assets of the Company's wholly-owned subsidiary, The C.R. Gibson Company ("Gibson"), at a purchase price of $30.5 million plus the assumption of certain liabilities. This sale resulted in a loss on disposal of $15.3 million in fiscal 2002. The Company also recognized a $40.4 million cumulative effect of a change in accounting principle charge to write-off goodwill associated with Gibson. The Company utilized the net proceeds from the sale to pay down existing debt. The financial statements reflect the gift business segment as discontinued operations for all periods presented.

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


Note H - Debt

     The Company's bank credit facility consists of a $65 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Credit Facility has a term of three years and matures on June 28, 2005. At December 31, 2002, the Company had outstanding borrowings of $31 million under the Credit Agreement and had $34 million available for borrowing. Due to the seasonality of the Company's business, borrowings under the Credit Agreement will typically peak during the third quarter of the fiscal year.

     At December 31, 2002, the Company had outstanding approximately
$8.4 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth, which are similarly calculated for each debt agreement. At December 31, 2002, the Company was in compliance with all covenants of these debt agreements.


Note I - Royalty Advances

     At December 31, 2002, March 31, 2002 and December 31, 2001, prepaid expenses include $9.2 million, $12.1 million and $11.2 million, respectively, of royalty advances for products that have released to the market or are expected to release within the next twelve months. At December 31, 2002, March 31, 2002 and December 31, 2001, other assets include $3.5 million,
$3.1 million and $2.1 million, respectively, for royalty advances for products not expected to release to the market within the next twelve months.


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
------------------------------------------------------

NOTE ON FORWARD-LOOKING STATEMENTS

     The following discussion includes certain forward-looking statements. Actual results could differ materially from those in the forward-looking statements, and a number of factors may affect future results, liquidity and capital resources. These factors include, but are not limited to, softness in the general retail environment, the timing of products being introduced to the market, the level of product returns experienced, the level of margins achievable in the marketplace, the collectibility of accounts receivable, recoupment of royalty advances, effects of acquisitions or dispositions, financial condition of our customers and suppliers, realization of inventory values at carrying amounts, our access to capital and realization of income tax and intangible assets. Future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy. The Company disclaims any intent or obligation to update forward-looking statements.

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

     Revenue Recognition:  The Company has four primary revenue sources:
sales of publishing product, attendance fees and product sales from its conferences, royalty income from licensing copyrighted material to third parties and billed freight. Revenue from the sale of publishing product is recognized upon shipment to the customer. A reserve for sales returns is recorded where return privileges exist. The returns reserve is determined by using a 12-month rolling average return rate, multiplied by gross sales occurring over the previous four-month period by sales channel. Historical experience reflects that product is generally returned from and credited to customers' accounts within the first 120 days of the original sale. The Company's analysis indicated that its experience changed during fiscal 2002 from 90 days to 120 days. The full amount of the returns reserve, net of inventory and royalty costs (based on current gross margin rates), is shown as a reduction of accounts receivable in the accompanying consolidated financial statements. Returns of publishing products from customers are accepted in accordance with standard industry practice. Generally, products that are designated as out-of-print are not returnable 180 days after notice of out-of-print status is given to the customer. Also, certain sales are not returnable. Revenue from conferences is recognized as the conferences take place. Cash received in advance of conferences is included in the accompanying financial statements as deferred revenue. Royalty income from licensing the Company's publishing rights is recorded as revenue when earned under the terms of the applicable license, net of amounts due to authors. Billed freight consists of shipping and handling charges billed to customers and is recorded as revenue upon shipment of product.

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

     Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method. The FIFO method of accounting for inventory was selected to value our inventory at the lower of market or current cost because the Company continuously introduces new products, eliminates existing products and redesigns products. Therefore, inflation does not have a material effect on the valuation of inventory.
Costs of producing publishing products are included in inventory and charged to operations when product is sold or otherwise disposed. These costs include paper, printing, binding, outside editorial and design, typesetting, artwork, international freight and duty costs, when applicable. The Company policy is to expense all internal editorial, production, warehousing and domestic freight-in costs as incurred, except for certain indexing, stickering, typesetting and assembly costs, which are capitalized into inventory. Costs of abandoned publishing projects are charged to operations when identified. The Company also maintains a reserve for excess and obsolete inventory as a reduction to inventory in the accompanying consolidated financial statements.
 This reserve is based on historical liquidation recovery rates applied to inventory quantities identified in excess of a twenty-four month supply on hand for each category of product.

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

     Goodwill and Intangible Assets: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized, but tested for impairment by comparing net book carrying values to fair market values upon adoption and periodically thereafter. The Company has adopted the provisions of SFAS No. 142 as of April 1, 2001. The election of SFAS No. 142 resulted in a $40.4 million cumulative effect of a change in accounting principle charge to write-off goodwill associated with the Company's gift division, which was discontinued and sold during fiscal 2002. In accordance with SFAS No. 142, goodwill was tested for impairment by the Company's reporting units: Publishing, Conferences and Gift. The fair value for the assets of the Publishing and Conferences reporting units was evaluated using discounted expected cash flows and current market multiples, and it was determined that no impairment existed during fiscal 2002. The fair value of the Gift assets was determined by the actual sales price for that division. Goodwill will be tested for impairment annually during the fourth fiscal quarter.


OVERVIEW

     The following table sets forth for the periods indicated certain selected statements of operations data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                       Nine Months Ended    Fiscal Year-to-Year
                                          December 31,           Increase
                                        2002       2001         (Decrease)
                                       ------     ------    ------------------
                                        (%)        (%)             (%)
Net revenues                           100.0      100.0          ( 5.0)
Expenses
  Cost of goods sold                    60.7       60.0          ( 4.0)
  Selling, general and administrative   29.9       31.2          ( 8.9)
  Depreciation and amortization          1.0        1.3          (25.1)
                                       ------     ------    ------------------
    Total expenses                      91.6       92.5          ( 6.0)
                                       ------     ------    ------------------
Operating income                         8.4        7.5            6.9
                                       ------     ------    ------------------
Net income from continuing operations    4.4        3.5           21.0
                                       ------     ------    ------------------

Loss from discontinued operations,
   net of tax                            -        ( 0.5)           n/a
Loss on disposal, net of tax             -        ( 8.9)           n/a
Cumulative change in accounting
   principle                             -        (24.5)           n/a
                                       ======     ======    ==================
Net income                               4.4      (30.4)           n/a
                                       ======     ======    ==================

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


RESULTS OF OPERATIONS
---------------------

Consolidated Results -
Third Quarter of Fiscal 2003 Compared with Third Quarter of Fiscal 2002
-----------------------------------------------------------------------

     Net revenues for the three months ended December 31, 2002 decreased
$7.4 million, or 12%, from the same period in the prior year. Net revenues from publishing products decreased $5.2 million or 10%, primarily due to the weak retail environment and a comparison to a strong quarter in the prior year when net revenues increased 12%. The December quarter in the prior year contained several new releases, which produced over $2.5 million in net sales for that period, designed to provide comfort and help heal the pain inflicted by the brutal and tragic attacks of September 11th. We had no comparable releases in the current year's quarter. Net revenues for the quarter ended
December 31, 2001 were 12% above those reported for the quarter ended
December 31, 2000, due to those products and a general increase in the sale of religious products, as a whole. In addition, our sales to Kmart this year were approximately $2 million less than the prior year, as impacted by Kmart's bankruptcy filing. This year our sales to Kmart were through distributors, whereas in the past, we shipped directly to Kmart. Net revenues from conferences decreased $2.2 million or 23%, primarily due to timing of conference events and the elimination of the children's holiday events that were held in the previous year's period. The prior year's third quarter contained an additional conference that had been rescheduled because of September 11th. Price increases did not have a material effect on revenues during the period.

     The Company's cost of goods sold decreased for the three months ended December 31, 2002 by $3.7 million, or 10% from the same period in the prior year, and as a percentage of net revenues, increased to 61% from 59% in the prior year. This increase as a percentage of net revenues is primarily attributable to obsolescence of publishing products, slightly offset by improved margins in conferences. The increase in expenses from obsolescence for publishing products is primarily attributable to liquidating inventory produced under the imprint with the "Word" name, as the Company's licensing agreement using the "Word" name expired. The "Word" name was licensed for use in fiscal 1998 in conjunction with the sale of the Company's former Word Music division. The improvement in cost of sales as a percentage of net revenues for conferences is related to the elimination of the unprofitable holiday events for children that were held in the previous year.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the three months ended December 31, 2002 decreased
$3.8 million, or 19% from the same period in the prior year. These expenses, expressed as a percentage of net revenues, decreased to 30% from 32% in the prior year. The prior year's period contained a $4.4 million charge to fully reserve the net receivable balance from Kmart, which filed bankruptcy in January 2002. Increased spending in advertising for publishing products and increases in general overhead were partially offset by overhead reductions in the conference segment operations. The increased spending in advertising for publishing products is due to retail market conditions. The Company has streamlined the conference segment operations by eliminating certain overhead and unprofitable activities and consolidating some of its "back-office" functions with those of the publishing segment. These actions are expected to continue to produce net savings for future periods.

    Depreciation and amortization for the three months ended December 31, 2002 decreased $0.4 million from the same period in the prior year, primarily due to the prior year containing a disposal of conference internet software that was abandoned after disparate systems were consolidated.

     Interest expense for the three months ended December 31, 2002 was $0.8 million, a decrease of $0.4 million from the same period in the prior year due to lower debt levels and interest rates.

     The provision for income taxes remains consistent with the prior year at an effective rate of 36.5%.


Consolidated Results -
First Nine Months of Fiscal 2003 Compared with First Nine Months of Fiscal 2002
-------------------------------------------------------------------------------

     Net revenues for the first nine months of fiscal 2003 decreased
$8.3 million, or 5%, from the same period in the prior year. Publishing product net revenues decreased $8.0 million, or 6%, primarily due to the weak retail environment and a comparison to a strong third fiscal quarter in the prior year. The December quarter in the prior year contained several new releases, which produced over $2.5 million in net sales for that period, designed to provide comfort and help heal the pain inflicted by the brutal and tragic attacks of September 11th. We had no comparable releases in the current year's quarter. Net revenues for the quarter ended December 31, 2001 were 12% above those reported for the quarter ended December 31, 2000, due to those products and a general increase in the sale of religious products, as a whole. In addition, our sales to Kmart this year were approximately $2 million less than the prior year, as impacted by Kmart's bankruptcy filing. This year our sales to Kmart were through distributors, whereas in the past, we shipped directly to Kmart. Net revenues from conferences decreased $0.3 million, or 1%, primarily due to the elimination of unprofitable holiday events for children. Price increases did not have a material effect on net revenues during the period.

     The Company's cost of goods sold decreased $4.0 million, or 4% from the same period in the prior year and, as a percentage of net revenues increased to 61% from 60% in the prior year's period. This increase as a percentage of net revenues is primarily attributable to publishing products, slightly offset by improved margins in conferences. The increase for publishing products is attributable to a higher level of royalty advance write-offs, free freight given to customers and obsolescence charges from liquidating inventory produced under the imprint with the "Word" name, as the Company's licensing agreement using the "Word" name expired. The "Word" name was licensed for use in fiscal 1998 in conjunction with the sale of the Company's former Word Music division. The improvement in cost of sales as a percentage of net revenues for conferences is related to improved attendance and the elimination of unprofitable holiday events for children that were held in the previous year.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the nine months ended December 31, 2002 decreased by $4.6 million, or 9% from the same period in the prior year. These expenses, expressed as a percentage of net revenues, decreased to 30% from 31% in the prior year. The prior year's period contained a $4.4 million charge to fully reserve the net receivable balance from Kmart, which filed bankruptcy in January 2002. Increased spending in advertising for publishing products and increases in general overhead were partially offset by overhead reductions in the conference segment operations. The increased spending in advertising for publishing products is due to retail market conditions. The Company has streamlined the conference segment operations by eliminating certain overhead and unprofitable activities and consolidating some of its "back-office" functions with those of the publishing segment. These actions are expected to continue to produce net savings for future periods.

     Depreciation and amortization for the nine months ended December 31, 2002 decreased $0.5 million from the same period in the prior year, primarily due to the prior year containing a disposal of conference internet software that was abandoned after disparate systems were consolidated.

     Interest expense for the nine months ended December 31, 2002 decreased $0.9 million from the prior year due to lower debt levels and interest rates.

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


Liquidity and Capital Resources
-------------------------------

     At December 31, 2002, the Company had approximately $2.0 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At December 31, 2002, the Company had working capital of $72.5 million.

     Net cash provided by continuing operations was $18.7 million for the nine months ended December 31, 2002 and $14.4 million for the same period last year. Cash provided by continuing operations during the nine months ended
December 31, 2002 was principally attributable to income from continuing operations and collections of accounts receivable and tax refunds.

     Fiscal year-to-date, capital expenditures have totaled approximately
$3.7 million, primarily consisting of warehousing, building improvements and computer software and equipment. During the quarter ended December 31, 2002, the Company also paid $2.5 million to repurchase its former Beacon Falls Distribution Center under the terms of a "put option" from the Asset Purchase Agreement between CRG Acquisition Corp. and Thomas Nelson for the sale of C.R. Gibson. The Company has engaged the services of a commercial real estate broker to list the property for sale. During the remainder of fiscal 2003, the Company anticipates capital expenditures of approximately $1.2 million, primarily consisting of building improvements and computer software and equipment.

     The Company's bank credit facility consists of a $65 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Credit Facility has a term of three years and matures on June 28, 2005. At December 31, 2002, the Company had outstanding borrowings of $31 million under the Credit Agreement and had $34 million available for borrowing.

     At December 31, 2002, the Company had outstanding approximately
$8.4 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth. At December 31, 2002, the Company was in compliance with all covenants of these debt agreements.

     Management believes cash generated by operations and borrowings available under the Credit Facility will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 2003. The Company's current cash commitments include current maturities of debt and operating lease obligations that are disclosed in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2002. The Company also has current inventory purchase and royalty advance commitments in the ordinary course of business that require cash payments as vendors and authors fulfill their requirements to the Company in the form of delivering satisfactory product orders and manuscripts, respectively. The Company has no off-balance sheet commitments or transactions with any special purpose entities (SPE's). Management also is not aware of any undisclosed material related party transactions or relationships with management, officers or directors.

     Effective February 2003, the Company realigned its publishing operations and management reporting relationships to support its strategy of focusing on fewer titles and key author relationships. The realignment is expected to result in a reduction of overhead in future periods, principally through the net elimination of approximately 30 employee positions. Given the known and unknown risks and uncertainties associated with this strategy and initiatives, there can be no assurance regarding the ultimate impact of these initiatives on the Company's results of oeprations or financial condition.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K as of and for the year ended
March 31, 2002.


Item 4.  Controls and Procedures
--------------------------------

     The Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, as of February 14, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


                               PART II

Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

     The Company's Credit Facility contains restrictions on its ability to pay cash dividends to shareholders, based on a percentage of the Company's net income.


Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits required by Item 601 of Regulation S-K

       Exhibit
       Number
       -------

       11    -  Statement re Computation of Per Share Earnings

       99.1 - Certification of President and Chief Executive Officer relating to Form 10-Q for period ending December 31, 2002

       99.2 - Certification of Chief Financial Officer relating to Form 10-Q for period ending December 31, 2002

  (b) No Form 8-K was filed by the Company during the quarter ended December 31, 2002.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Thomas Nelson, Inc.
                                             (Registrant)


February 14, 2003                     BY  /s/ Joe L. Powers
-----------------                         ---------------------
                                              Joe L. Powers
                                          Executive Vice President
                                          (Principal Financial and
                                            Accounting Officer)



                            INDEX TO EXHIBITS


     Exhibit
     Number
     -------

      11   - Statement re Computation of Per Share Earnings

      99.1 - Certification of President and Chief Executive Officer relating to Form 10-Q for period ending December 31, 2002

      99.2 - Certification of Chief Financial Officer relating to Form 10-Q for period ending December 31, 2002