Form 10-K
period 2003-03-31
NELSON THOMAS INC
filed 2003-06-30
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2003	     Commission file number 1-13788


                                THOMAS NELSON, INC.
            (Exact name of Registrant as specified in its charter)

                  Tennessee                           62-0679364
        (State or other jurisdiction of            (I.R.S. employer
        incorporation or organization)             identification number)

        501 Nelson Place, Nashville, Tennessee          37214-1000
        (Address of principal executive offices)         (Zip code)


    Registrant's telephone number, including area code:  (615) 889-9000

    Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
           Title of each class                          which registered
           -------------------                     -------------------------
 Common Stock, Par Value $1.00 per share            New York Stock Exchange
 Class B Common Stock, Par Value $1.00 per share    New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ( X ) YES ( ) NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12B-2 of the Exchange Act).  Yes ( X )  No (   )

     As of June 23, 2003, the Registrant had outstanding 13,359,097 shares of Common stock and 1,024,795 shares of Class B common stock. On such date the aggregate market value of shares of common stock and Class B common stock held by nonaffiliates was approximately $91.2 million. The market value calculation was determined using the closing sale price of the Registrant's common stock and Class B common stock on June 23, 2003, as reported on The New York Stock Exchange.


                     DOCUMENTS INCORPORATED BY REFERENCE

                                              Documents from which portions
       Part of Form 10-K                      are incorporated by reference
-------------------------------               ------------------------------

PART II

 Item 5  - Market for Company's Common       Page 45 of Annual Report to
           Equity and Related Shareholder       Shareholders for year ended
           Matters                              March 31, 2003 (market price
                                                and dividend information only)

Item 6  -  Selected Financial Data            Page 17 of Annual Report to
                                               Shareholders for year ended
                                               March 31, 2003

Item 7  - Management's Discussion and        Pages 18 to 25 of Annual Report
          Analysis of Financial Condition       to Shareholders for year ended
          and Results of Operations             March 31, 2003

Item 7A - Quantitative and Qualitative       Page 25 of Annual Report to
          Disclosures about Market Risk         Shareholders for year ended
                                                March 31, 2003

Item 8  - Financial Statements and           Pages 26 to 42 of Annual
          Supplementary Data                    Report to Shareholders for
                                                year ended March 31, 2003

PART III

Item 10 - Directors and Executive Officers   To be included in Company's Proxy
          of the Company                        Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 21, 2003, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.

Item 11 - Executive Compensation             To be included in Company's Proxy
                                                Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 21, 2003, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.

Item 12 - Security Ownership of Certain      To be included in Company's Proxy
          Beneficial Owners and Management      Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 21, 2003, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.


Item 13 - Certain Relationships and          To be included in Company's Proxy
          Related Transactions                  Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 21, 2003, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.

PART I

Item 1.  Business

     Thomas Nelson, Inc. (the "Company"), incorporated in 1961, is a leading publisher, producer and distributor of books emphasizing Christian, inspirational and family value themes and believes it is the largest commercial publisher of the Bible in English language translations. The Company believes it is the largest publisher of Christian and inspirational Bibles and books in the United States.The Company also hosts inspirational conferences. The financial performance of our publishing and conference segments is reflected in Note T to our consolidated financial statements.


PUBLISHING

     The Company's book publishing division publishes and distributes hardcover and trade paperback books emphasizing Christian, inspirational and family value themes. The Company believes it is the largest publisher of Christian and inspirational books in the United States. Books are published by the Company under several imprints including Thomas Nelson(R), W Publishing(TM), J. Countryman(R), Tommy Nelson(R), Rutledge Hill Press(R) and Cool Springs Press(TM), and consist generally of inspirational, trade, gift, children's and reference books emphasizing Christian and family value themes. The Company distributes books primarily through Christian bookstores, general bookstores, mass merchandisers and direct sales to consumers, churches, and ministries.

     In fiscal 2003, 2002 and 2001, the Company released 523, 699 and 635 new book titles, respectively. The Company publishes and distributes some of the best known communicators in Christian and inspirational publishing, including Carolyn Arends, Henry Blackaby, Kenneth Boa, Dr. Don Colbert, Ted Dekker, Lewis Drummond, John Eldredge, Billy Graham, Franklin Graham, John Hagee, Hank Hanegraaf, Jack Hayford, Benny Hinn, Angela Hunt, Barbara Johnson, Thomas Kinkade, Anne Graham Lotz, Max Lucado, John C. Maxwell, John MacArthur, Frank Peretti, Pat Robertson, Dr. Charles Stanley, Charles Swindoll, Tommy Tenney, and Bruce Wilkinson. In addition, the Company maintains a backlist of approximately 1,000 titles, which provides a stable base of recurring revenues as many popular titles continue to generate significant sales from year to year. Backlist titles accounted for approximately 52% of the book division's net revenues in fiscal 2003. Authors and titles are supported through radio, television, cooperative advertising, author appearances, in-store promotions, print advertising and other means.

    The Company's book publishing business is enhanced by the breadth of its marketing and distribution channels. In addition to enhancing sales of its products, the Company believes its ability to sign and renew contracts with popular authors is improved because the Company's marketing and distribution capabilities provide exposure for the authors' books to a broader audience than its competitors (see "Marketing, Distribution and Production").

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

     Virtually all Bibles and Bible products currently published in the United States are based on one of 13 major translations. Of these 13 translations, 12 are protected by copyright laws, which grant the copyright owner the exclusive right, for a limited term, to control the publication of such translation. The Company publishes Bibles and Bible products based on eight of the thirteen major translations, of which three are exclusive to the Company as a result of copyright ownership or licensing arrangements (see "Copyrights and Royalty Agreements"). Approximately 55% of the Company's net revenues from Bible publishing in fiscal 2003 were generated through sales of its proprietary Bible products.

     The following table sets forth the eight major Bible translations, in the English language, currently published by the Company:

                                                     Date First   Proprietary
Translation                                          Published  to the Company
-----------                                          ---------- --------------
King James Version (KJV)                                1611         No
New American Bible (NAB)                                1970         No
Revised Standard Version, Catholic Edition (RSVCE)      1965         No
New King James Version(TM) (NKJV)(R)                    1982         Yes
International Children's Bible (ICB)                    1983         Yes
New Century Version (NCV)                               1984         Yes
New Revised Standard Version (NRSV)                     1990         No
New Living Translation (NLT)                            1996         No


     The KJV, currently published in its fourth revision, is the most widely distributed of all English translations of the Bible. In 1975, the Company commissioned the fifth revision of the KJV resulting in the publication of the proprietary NKJV(R) in 1982.

     Electronic Bibles and biblical reference books are published under the Nelson Electronic Publishing(TM) imprint. These products include electronic collections centered on Bible study; electronic libraries featuring well-known authors, such as Jack Hayford, John MacArthur, John Maxwell, Max Lucado and Charles Stanley; and software for preparing Bible study lessons. The Company has achieved a leadership position in the industry with its electronic publications, and is aggressively pursuing new digital formats of publication and distribution as they develop, such as the Internet, and emerging portable book technologies.

     The Company continually seeks to expand its Bible product line by developing or aiding in the development of new translations and editions and seeking new publishing opportunities. The Company also continually makes editorial, design and other changes to its existing line of Bibles and other Bible products in an effort to increase their marketability. The Company currently publishes over 1,000 different Bibles and biblical reference products such as commentaries, study guides and other popular Bible help texts. Styles range from inexpensive paperbacks to deluxe leather-bound Bibles to CD-Rom. Different editions of a particular Bible translation are created by incorporating additional material, such as study helps, concordances, indices and Bible outlines, or artwork, into the biblical text. These editions (which are generally proprietary to the Company regardless of whether or not the Company holds proprietary rights to the underlying Bible translation) are targeted to the general market or positioned for sale to specific market segments.


CONFERENCES

     Women of Faith(R), acquired in the fourth quarter of fiscal 2000, hosts inspirational conferences and has an Internet portal, womenoffaith.com. Both are designed to foster a community setting for Christian women and to provide a forum for them to explore and strengthen their faith. The Company benefits through seminar attendance fees and the sale of Christian products at seminars. In fiscal year 2003, Women of Faith hosted 28 conferences throughout the United States, which attracted over 400,000 participants. Womenoffaith.com is an on-line community of women who gather to build relationships with one another. Founded in June 1999, Womenoffaith.com created a place where Christian women from all over the world come to share their life experiences and faith with one another. The events and the Internet site both provide opportunities to market and sell inspirational products.


MARKETING, DISTRIBUTION AND PRODUCTION

     The principal market channels through which the Company markets its products domestically are Christian bookstores, which are primarily independently owned; general bookstores, including national chains such as Barnes & Noble(R) and Borders(R); mass merchandisers such as Target(R), WalMart(R) and Sam's(R) Wholesale Club and directly to consumers through direct mail, telemarketing, inspirational seminars and the Internet. The Company services these market channels through its sales force and through wholesalers or jobbers servicing bookstores, gift stores, other retail outlets and libraries.

     As of March 31, 2003, the Company employed a sales force of approximately 112 people and maintained 24-hour-a-day telemarketing capability. These employees service over 32,000 retail accounts and 28,000 church related accounts. Customer orders are usually shipped through a variety of common carriers, as well as by UPS(R), FedEx(R) and parcel post. No single customer accounted for more than 10% of net revenues during fiscal 2003.

     The Company contracts with a number of foreign publishers to translate the Company's English titles into foreign languages. The Company typically retains publishing rights to the titles translated.

     The Company distributes its products internationally in South America, Europe, Australia, New Zealand, Africa, the Far East, Mexico and Canada. In fiscal 2003, the Company's export operations accounted for less than 10% of the Company's total net revenues.

     Substantially all of the Company's products are manufactured by domestic and foreign commercial printers, binders and manufacturers, which are selected on the basis of competitive bids. The Company may contract separately for paper and certain other supplies used by its manufacturers.

     The Company's net revenues fluctuate seasonally, with revenues in the first fiscal quarter historically being less than the remaining quarters of the year. Seasonality is the result of increased consumer purchases of the Company's products during the traditional calendar year-end holidays. Due to this seasonality, the Company has historically incurred a loss or recognized only a small profit during the first quarter of each fiscal year. In addition, the Company's quarterly operating results may fluctuate significantly due to new product introductions, the timing of selling and marketing expenses and changes in sales and product mixes.


COPYRIGHTS AND ROYALTY AGREEMENTS

     The Company customarily secures copyright registrations on its books and Bible editions in order to protect its publishing rights. Almost all of the Company's book products are published under royalty agreements with their respective authors or other copyright proprietors.


COMPETITION

     The Company believes that it is the largest publisher of Christian and inspirational Bibles and books in the United States. The Company competes with numerous other companies that publish and distribute Christian and inspirational books, certain of which are tax-exempt organizations. While the Company's prices are comparable to those of its competitors, the Company believes that its breadth of product line, established market channels, established sales forces and customer service give it a competitive advantage.

     The most important factor with respect to the competitive position of the Company is the contractual relationships it establishes and maintains with authors. The Company competes with other book publishing companies, both Christian and secular, for signing top authors. The Company's ability to sign and re-sign popular authors depends on a number of factors, including distribution and marketing capabilities, the Company's management team and the royalty and advance arrangements offered. The Company believes its relationships with its authors, which are based on its reputation in the publishing industry, its marketing and distribution experience and its management expertise give it a competitive advantage in signing and maintaining contracts with top Christian and inspirational authors.


EMPLOYEES

     As of March 31, 2003, the Company employed approximately 560 persons. The Company has not suffered any work stoppages as a result of labor disputes in recent years and considers relations with its employees to be good.


AVAILABLE INFORMATION

     The Company files reports with the Securities and Exchange Commission
(the "Commission"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time-to-time. The Company is an electronic filer and the Commission maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. The Company's website address is www.thomasnelson.com. Please note that the Company's website address is provided as an inactive textual reference only. The Company makes available free of charge through the Company's website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission. The information provided on the Company's website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.


EXECUTIVE OFFICERS

     Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Following is certain information regarding the executive officers of the Company:

          Name            Age        Position with the Company
--------------------  ----------  -------------------------------
     Sam Moore            73      Chairman of the Board, Chief Executive
                                    Officer, President and Director
     Joe L. Powers        57      Executive Vice President and Secretary
     Lee Gessner          50      Executive Vice President, Thomas Nelson
                                    Sales and Conference Group
     Vance Lawson         44      Senior Vice President, Finance and
                                    Operations Group
     Michael S. Hyatt     48      Executive Vice President and Publisher,
                                    Thomas Nelson Book Group
     Philip Stoner        43      Executive Vice President and Publisher,
                                    Thomas Nelson Bible & Reference Group

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

     Lee Gessner was appointed Executive Vice President of Thomas Nelson
Sales and Conferencing Group in February 2003. Previously, Mr. Gessner served as Executive Vice President of the Thomas Nelson Publishing and Sales Group, Senior Vice President and Publishing Group Executive with Word Publishing, Publisher and COO of Word Publishing, Senior Vice President of Sales with the Thomas Nelson Publishing Group and Vice President of Sales with Word Publishing since 1989.

     Vance Lawson was appointed Senior Vice President, Finance and Operations Group in 2000. Previously, Mr. Lawson served as Vice President, Finance of the Company since 1993 and had served as Senior Vice President of Finance and Operations at Word since 1988.

     Michael S. Hyatt has been with the Company since February 1998. In February 2003, he was appointed Executive Vice President and Publisher of the Thomas Nelson Book Group. Previously, Mr. Hyatt served as Executive Vice President and Group Publisher for Nelson Book, Tommy Nelson, Rutledge Hill Press, Cool Springs Press and the Nelson Multi Media divisions; Executive Vice President and Publisher of Nelson Books; Senior Vice President and Publisher of Nelson Books and Senior Vice President and Associate Publisher of Nelson Books. Mr. Hyatt was previously a partner with Wolgemuth & Hyatt, a literary agency, from 1992 to 1998.

     Philip Stoner has been with the Company since May 1990. He was appointed Executive Vice President and Publisher of the Thomas Nelson Bible, Reference and Spanish Group in February 2003. Previously, Mr. Stoner served as Executive Vice President and Publisher for all Bible, Reference, Electronic and Spanish Publishing; Executive Vice President and Publisher of Reference, Electronic and Spanish Publishing; Senior Vice President and Publisher of Reference Product; Vice President of Reference and Specialty Publishing; Vice President of Reference and Mass Market and Director of Reference Publishing and Director of Reference Books and Nelson's Communication Division.

Item 2.  Properties

     The Company's executive, editorial, sales and production offices are primarily located at its corporate headquarters at 501 Nelson Place in Nashville, Tennessee. These facilities are housed in a 74,000 square foot building completed in 1981, which is owned by the Company subject to a mortgage securing a debt with an outstanding balance at March 31, 2003 of approximately $600,000.

     The Company's major warehouse facilities, which are owned by the Company for its publishing division, are located in a building containing approximately 275,000 square feet adjacent to its corporate headquarters in Nashville, Tennessee. This includes a 95,000 square foot building, which was completed in fiscal 1976, and additions to the warehouse and distribution center of approximately 120,000 and 60,000 square feet, which were completed during fiscal 1993 and 2003, respectively.

     The Company's significant leased properties are described below:

                                             Square     Annual      Lease
   Location            Use/Segment            Feet       Rent     Expiration
--------------   -------------------------   ------   ---------   ----------
Nashville, TN    Sales office/publishing     38,000    $725,000     11/2005
Nashville, TN    Warehousing                 84,700    $245,000     12/2003
Plano, TX        Office/Women of Faith       23,931    $313,000     10/2010


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


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of its security holders during the last quarter of its fiscal year ended March 31, 2003.


                                 PART II

Item 5.  Market for the Company's Common Equity and Related Shareholder
         Matters

     Incorporated by reference to the Annual Report to Shareholders for the year ended March 31, 2003 (the "Annual Report").

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

Item 8.  Financial Statements and Supplementary Data

     Incorporated by reference to the Annual Report. Includes selected unaudited quarterly financial data for the years ended March 31, 2003 and 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                PART III

Item 10.  Directors and Executive Officers of the Company

     Information regarding the directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2003 (the "Proxy Statement"), to be filed within 120 days of March 31, 2003 with the Commission pursuant to Regulation 14A under the Exchange Act. Information regarding the Company's executive officers is contained in Part I, Item 1 herein.

Item 11.  Executive Compensation

     Incorporated by reference to the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information about security ownership of certain beneficial owners is incorporated by reference to the Proxy Statement.

     The Company does not maintain any equity compensation plans under which stock may be issued except those approved by the Company's shareholders. The table set forth below provides certain information as of March 31, 2003 with repect to the Company's equity compensation plans:

                      EQUITY  COMPENSATION PLAN INFORMATION
                         A                    B                    C
                -------------------- ------------------- --------------------
                Number of securities
                 to be issued upon                        Number of securities
                    exercise of      Weighted-average     available for future
                outstanding options,  exercise price     issurance under equity
                warrants and rights   of outstanding       compensation plans
                -------------------- options, warrants   (excluding securities
 Plan Category   Common     Class B    and rights        reflected in Column A)
 -------------  ---------  --------- ------------------- ---------------------
Equity
compensation                                                         Common or
plans approved   1,378,834   5,000         $10.09          653,825   Class B
by security                                                          Common
holders
-------------------------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions

     Incorporated by reference to the Proxy Statement.

Item 14.  Controls and Procedures

     Within the past 90 days, the Chief Executive Officer and the Executive Vice President and Secretary (Principal Financial and Accounting Officer) have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on and as of the date of that that evaluation, the Chief Executive Officer and Executive Vice President and Secretary (Principal Financial and Accounting Officer) concludedthat the disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the Company's reports that it files or submits to the SEC under the Securities Exchange Act of 1934 has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Executive Vice President and Secretary (Principal Financial and Accounting Officer) completed their evaluation.


                           PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of Report

     1.  Financial Statements

    The following consolidated financial statements of the Company included in the Annual Report are incorporated herein by reference as set forth in
Part II, Item 8:

   Consolidated statements of operations -- years ended March 31, 2003, 2002 and 2001
   Consolidated balance sheets -- March 31, 2003 and 2002
   Consolidated statements of shareholders' equity and comprehensive income
      -- years ended March 31, 2003, 2002 and 2001
   Consolidated statements of cash flow -- years ended March 31, 2003, 2002 and 2001
   Notes to consolidated financial statements
   Report of KPMG LLP, Independent Public Accountants
   Copy of Report of Arthur Andersen LLP, Independent Public Accountants


         RISK RELATING TO ARTHUR ANDERSEN LLP'S LACK OF CONSENT

     Arthur Andersen LLP were the independent accountants for the Company until May 10, 2002. Representatives of Arthur Andersen LLP are not available to provide the consent required for the incorporation by reference of their report on the financial statements of the Company appearing in this Form 10-K, and we have dispensed with the requirements to file their consent in reliance upon rule 437a under the Securities Act of 1933. Because Arthur Andersen LLP have not consented to the incorporation by reference of their report, investors will not be able to recover against Arthur Andersen LLP under
Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are included in this report or any omissions to state a material fact required to be stated therein.

     2.  Financial Statement Schedules

     The following consolidated financial statement schedules are included herein:
                                                                   Page
                                                                   ----
     Report of KPMG LLP, Independent Public Accountants             17
     Copy of report of Arthur Andersen LLP,
        former Independent Public Accounts                          18
     Schedule II -- Valuation and Qualifying
        Accounts and Reserves                                       19

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

 3.2 -- Thomas Nelson, Inc. Amended Bylaws (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999 and incorporated herein by reference)

 4.1 -- Loan Agreement dated as of May 1, 1990, between the Company and The Industrial Development Board of The Metropolitan Government of Nashville and Davidson County (filed as Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

 4.2 -- Promissory Note dated as of May 1, 1990, of the Company payable to The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference)

 4.3 -- Deed of Trust dated as of May 1, 1990, from the Company to A. Stuart Campbell, as Trustee. (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference)

 4.4 -- Note Purchase Agreement dated January 3, 1996, among the Company, The Prudential Insurance Company of America and Metropolitan Life Insurance Company (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference)

 4.5 -- Letter Amendment No. 1 dated June 28, 1996, to Note Purchase Agreement dated January 3, 1996, among the Company, The Prudential Insurance Company of America and Metropolitan Life Insurance Company and related waiver, dated as of March 31, 1996 (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended
         March 31, 1996 and incorporated herein by reference)

 4.6 -- Assumption and Amendment Agreement dated as of May 30, 1996, and as amended June 28, 1996, between the Company, The C.R. Gibson Company, The Prudential Insurance Company of America and Metropolitan Life Insurance Company (filed as Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)

 4.7 -- Revolving Credit Agreement dated as of June 28, 2002, among the Company, several banks and other financial institutions from time to time party hereto, and SunTrust Bank, Nashville, in its capacity as Administrative Agent (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)

10.1 -- Thomas Nelson, Inc. Amended and Restated 1990 Deferred Compensation Option Plan for Outside Directors (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 33-80086) dated June 13, 1994 and incorporated herein by reference)*

10.2 -- Thomas Nelson, Inc. Amended and Restated 1992 Employee Stock Incentive Plan (filed as Exhibit 4.6 to the Company's Proxy Statement dated July 26, 1995, for the Annual Meeting of Shareholders held on August 24, 1995 and incorporated herein by reference)*

10.3 -- Severance Agreement dated as of May 17, 1991, between the Company and Sam Moore (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated by reference)*

10.4 -- Employment Agreement dated as of May 13, 1996, between the Company and Sam Moore (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.5 -- Addendum to Employment Agreement dated as of May 13, 1996, between the Company and Sam Moore (executed on June 22, 2000) (filed as
         Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by reference)*


10.6 -- Employment Agreement dated as of May 10, 1996, between the Company and Joe L. Powers (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.7 -- Employment Agreement dated as of June 23, 1993, between the Company and Vance Lawson (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference)*


10.8 -- Addendum to Employment Agreement dated as of May 10, 1996, between the Company and Joe L. Powers (executed on June 22, 2000) (filed as
         Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by reference)*

10.9 -- Thomas Nelson, Inc. 1997 Deferred Compensation Plan for Non-employee Directors (adopted on May 22, 1997) (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by reference)*

10.10 -- Amended and Restated Asset Purchase Agreement, dated October 31, 2001 by and between the Company, The C.R. Gibson Company, and C.R. Gibson Sales Company, Inc. and CRG Acquisition Corp., as Buyer. Schedules to the Amended and Restated Asset Purchase Agreement have been omitted. The Company agrees to furnish supplementally a copy of any Schedule to the Commission upon request. (filed as Exhibit 2.1 to the Company's Form 10-Q for the quarter period ended September 30, 2001 and incorporated herein by reference)

10.11 -- Transition Services Agreement, dated November 7, 2001, effective as of October 31, 2001 by and between the Company and CRG Acquisition Corp. (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter period ended September 30, 2001 and incorporated herein by reference)

10.12 -- Lease Agreement, dated November 7, 2001, effective as of October 31, 2001 by and between the Company, as Tenant, and CRG Acquisition Corp., as Landlord. (filed as Exhibit 10.2 to the Company's
         Form 10-Q for the quarter period ended September 30, 2001 and incorporated herein by reference)

10.13 -- Employment Agreement dated as of November 11, 2000, between the Company and Lee Gessner (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)*.

10.14 -- Employment Agreement dated as of July, 7, 2000, between the Company and Mike Hyatt (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)*

10.15 -- Employment Agreement dated July 8, 1998, between the Company and Phil Stoner (filed as Exhibit 10.19 to the Company's Annual Report
         Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)*

10.16 -- Amendment to Thomas Nelson, Inc. Amended and Restated 1992 Employee Stock Incentive Plan*

11    -- Statement re Computation of Per Share Earnings

13    -- Thomas Nelson, Inc. Annual Report to Shareholders for the year ended
         March 31, 2003 (to the extent of portions specifically incorporated by reference)

21    -- Subsidiaries of the Company

23    -- Independent Auditors' Report on Schedult and Consent

99.1 -- Certification of the President and Chief Executive Officer relating to Form 10-K for period ending March 31, 2003

99.2 -- Certification of the Executive Vice President and Secretary (Principal Financial and Acocunting Officer) relating to Form 10-K for period ending March 31, 2003

------------------------
     *Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     The Company filed a current report on Form 8-K on February 4, 2003, as amended by Form 8-K/A on February 6, 2003, to announce the date and time of its earnings release and conference call for the third quarter of FY 2003.

     The Company filed a current report on Form 8-K on February 10, 2003 to announce its earnings results for the third quarter of FY 2003.

     The Company filed a current report on Form 8-K on May 7, 2003 to announce its earnings results for the fourth quarter and year-end for FY 2003.


                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THOMAS NELSON, INC.

                                     By:  /s/ Sam Moore
                                          -----------------------
                                          Sam Moore
                                          Chief Executive Officerand President

                                       Date:  June 27, 2003


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                 Title                           Date
   ---------------------    ---------------------            -----------------


  /s/ Sam Moore                Chairman of the Board of         June 27, 2003
----------------------------   Directors, Chief Executive
      Sam Moore                Officer and President
                               (Principal Executive Officer)


  /s/ Joe L. Powers             Executive Vice President and    June 27, 2003
----------------------------    Secretary (Principal Financial
      Joe L. Powers             and Accounting Officer)


  /s/ Jesse T. Correll          Director                        June 27, 2003
-----------------------------
      Jesse T. Correll


  /s/ Brownlee O. Currey, Jr.   Director                        June 27, 2003
-----------------------------
      Brownlee O. Currey, Jr.


  /s/ W. Lipscomb Davis, Jr.    Director                        June 27, 2003
-----------------------------
      W. Lipscomb Davis, Jr.


  /s/ S. Joseph Moore           Director                        June 27, 2003
-----------------------------
      S. Joseph Moore


  /s/ Robert J. Niebel, Sr.     Director                        June 27, 2003
-----------------------------
      Robert J. Niebel, Sr.


  /s/ Millard V. Oakley         Director                        June 27, 2003
-----------------------------
      Millard V. Oakley






                             CERTIFICATIONS

I, Sam Moore, certify that:

1.    I have reviewed this annual report on Form 10-K of Thomas Nelson, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

By:   /s/ Sam Moore
    -----------------------
          Sam Moore
          Chairman, Chief Executive Officer
          and President



                        CERTIFICATIONS

I, Joe L. Powers, certify that:

1.     I have reviewed this annual report on Form 10-K of Thomas Nelson, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 27, 2003

By:   /s/ Joe L. Powers
   ------------------------
          Joe L. Powers
          Executive Vice President
          and Secretary



            INDEPENDENT AUDITORS' REPORT ON SCHEDULE AND CONSENT


The Board of Directors
Thomas Nelson, Inc.:

The audit referred to in our report dated May 7, 2003, included the related consolidated financial statement schedule as of March 31, 2003, and for the year then ended included in the annual report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit. The consolidated financial statement schedules for each of the years ended March 31, 2002 and 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statement schedules.
In our opinion, such financial statement schedule as of March 31, 2003 and for the year then ended, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in this Form 10-K of our report included in Thomas Nelson, Inc.'s annual report to shareholders. In addition, we consent to the incorporation of our reports incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements (No.'s 33-80086 and 333-4503) on Form S-8. Our report refers to our audit of the Company's adjustments to restate its reportable segment disclosures for 2002 and 2001 in order to conform such disclosures to the 2003 composition of reportable segments, as more fully described in Note T to the consolidated financial statements. However, we were not engaged to audit, review, or apply any procedures to the 2002 and 2001 consolidated financial statements other than with respect to such disclosures. Our report also refers to a change in the method of accounting for goodwill and other intangible assets.

                                           /s/ KPMG LLP

Nashville, Tennessee
May 7, 2003




             COPY OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors
To Thomas Nelson, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Thomas Nelson, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 10, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                              /s/ Arthur Andersen LLP


Nashville, Tennessee
May 10, 2002


                               SCHEDULE II
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            March 31,   March 31,   March 31,
                                              2003        2002        2001
                                           ----------  -----------  -----------
Reserve for Sales Returns:
-------------------------
  Balance at beginning of period          $ 4,984,000  $ 4,637,000  $ 4,564,000
  Additions:
    1.  Charged to costs and expenses      38,728,000   36,423,000   36,662,000
  Deductions:  charge-offs                 37,666,000   36,076,000   36,589,000
                                          -----------  -----------  -----------
  Balance at end of period                $ 6,046,000  $ 4,984,000  $ 4,637,000
                                          ===========  ===========  ===========

Reserve for Doubtful Accounts:
-----------------------------
  Balance at beginning of period          $ 1,435,000  $ 1,538,000  $ 1,407,000
  Additions:
    1.  Charged to costs and expenses       1,463,000    4,535,000      999,000
    2.  Charged to other accounts                -       1,365,000         -
  Deductions:  charge-offs                  1,633,000    6,003,000      868,000
                                           ----------  -----------  -----------
  Balance at end of period                $ 1,265,000  $ 1,435,000  $ 1,538,000
                                          ===========  ===========  ===========

Discontinued Operations:
-----------------------
  Balance at beginning of period          $ 6,313,000  $ 2,032,000  $ 2,424,000
  Additions:
    1.  Charged to costs and expenses         137,000    6,313,000         -
  Deductions:
    1.  Charge-offs                         6,322,000    1,265,000      392,000
    2.  Charge to other accounts                 -         767,000         -
                                           ----------  -----------  -----------
  Balance at end of period                $   128,000  $ 6,313,000  $ 2,032,000
                                          ===========  ===========  ===========



                            INDEX TO EXHIBITS

Exhibit                                                                Page
Number                     Description                                 Number
------                     -----------                                 ------

10.18 -- Amendment to Thomas Nelson, Inc. Amended and Restated
         1992 Employee Stock Incentive Plan..............................21

11    -- Statement re Computation of Per Share Earnings..................22

13    -- Thomas Nelson, Inc. Annual Report to Shareholders
         for the year ended March 31, 2003 (to the extent
         of portions specifically Incorporated by reference).............27

21    -- Subsidiaries of the Company.....................................23

23    -- Independent Auditors' Report on Schedule and Consent............24

99.1  -- Certification of President and Chief Executive Officer
         relating to Form 10-K for period ending March 31, 2003..........25

99.2  -- Certification of Chief Financial Officer
         relating to Form 10-K for period ending March 31, 2003..........26