Form 10-Q
period 2003-06-30
NELSON THOMAS INC
filed 2003-08-15
CIK 71023

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                 FORM 10-Q


                                (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2003

              [ ] REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  TRANSITION SECURITIES EXCHANGE ACT OF 1934

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



     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No [  ]

     At August 13, 2003, the Registrant had outstanding 13,365,096 shares of Common Stock and 1,024,795 shares of Class B Common Stock.



                                   PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Thomas Nelson, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                     (000's omitted, except share amounts)
                                  (unaudited)
                                               June 30,    March 31,   June 30,
                                                 2003        2003        2002
                                              ----------  ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents                    $  8,943    $  1,707    $    505
  Accounts receivable, less allowances of
     $7,190, $7,311 and $5,930, respectively     42,999      56,806      46,951
  Inventories                                    37,924      33,637      40,357
  Prepaid expenses                               15,567      13,521      19,578
  Assets held for sale                            1,785       1,785       2,500
  Refundable income taxes                           -           -         7,266
  Deferred tax assets                             5,085       5,085       7,966
                                              ----------  ----------  ----------
Total current assets                            112,303     112,541     125,123

  Property, plant and equipment, net             11,444      11,630       9,000
  Other assets                                    6,733       7,358       7,489
  Deferred charges                                1,445       1,695       2,147
  Intangible assets                                 882         527         544
  Goodwill, net                                  29,304      29,304      29,304
                                              ----------  ----------  ----------
Total Assets                                   $162,111    $163,055    $173,607
                                              ==========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $ 19,910    $ 20,218    $ 16,764
  Accrued expenses                                9,930      13,835      12,707
  Deferred revenue                               12,703      11,493      12,800
  Income taxes currently payable                  3,393       2,379         351
  Current portion of long-term debt               3,622       3,622       3,322
                                              ----------  ----------  ----------
Total current liabilities                        49,558      51,547      45,944

  Long term debt, less current portion            3,461      22,330      47,941

  Deferred tax liabilities                          721         721         792

  Other liabilities                              19,394         590         992

  Minority interest                                  35          43          22
  Commitments and contingencies                     -           -           -
Shareholders' equity:
  Preferred stock, $1.00 par value,
     authorized 1,000,000 shares; none issued       -           -           -
  Common stock, $1.00 par value, authorized
     20,000,000 shares; issued 13,359,708,
     13,350,431 and 13,343,765 shares,
     respectively                                13,360      13,350      13,344
  Class B stock, $1.00 par value, authorized
     5,000,000 shares; issued 1,024,795,
     1,024,795 and 1,024,795 shares,
     respectively                                 1,025       1,025       1,025
  Additional paid-in capital                     44,115      44,064      44,023
  Retained earnings                              30,442      29,385      19,524
                                              ----------  ----------  ----------
Total shareholders' equity                       88,942      87,824      77,916
                                              ----------  ----------  ----------
Total Liabilities and Shareholders' Equity     $162,111    $163,055    $173,607
                                              ==========  ==========  ==========

See Notes to Condensed Consolidated Financial Statements


                     Thomas Nelson, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Income
                    (000's omitted, except per share data)
                                  (unaudited)
                                                        Three Months Ended
                                                              June 30,
                                                        -------------------
                                                          2003       2002
                                                        --------   --------
Net revenues                                            $ 41,831   $ 41,169
Costs and expenses:
   Cost of goods sold                                     25,875     24,937
   Selling, general and administrative                    13,665     14,150
   Depreciation and amortization                             560        577
                                                        --------   --------
     Total costs and expenses                             40,100     39,664
                                                        --------   --------
Operating income                                           1,731      1,505
Other income                                                 191         34
Interest expense                                             244        995
                                                        --------   --------
Income before income taxes                                 1,678        544
Provision for income taxes                                   629        199
Minority interest                                             (8)        22
                                                        --------   --------
Net income                                              $  1,057    $   323
                                                        ========   ========
Weighted average number of shares outstanding:
     Basic                                                14,382     14,367
                                                        ========   ========
     Diluted                                              14,607     14,680
                                                        ========   ========

NET INCOME PER SHARE:
     Basic                                              $   0.07   $   0.02
                                                        ========   ========
     Diluted                                            $   0.07   $   0.02
                                                        ========   ========

See Notes to Condensed Consolidated Financial Statements


                     Thomas Nelson, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                (000's omitted)
                                  (unaudited)
                                                        Three Months Ended
                                                              June 30,
                                                        -------------------
                                                          2003       2002
                                                        --------   --------
Cash Flows From Operating Activities:
Net income from continuing operations                   $ 1,057    $   323

Adjustments to reconcile income to net
 cash provided by (used in) operations:
   Depreciation and amortization                            560        577
   Amortization of deferred charges                          52        212
   Gain/loss on sale of fixed assets
     and assets held for sale                                (1)         6
   Minority interest                                         (8)        22
  Changes in assets and liabilities,
     net of acquisitions and disposals:
   Accounts receivable, net                              13,807     14,649
   Inventories                                         (  4,287)  (  1,162)
   Prepaid expenses                                    (  2,046)  (  2,007)
   Accounts payable and accrued expenses               (  4,171)  (  8,016)
   Deferred revenue                                       1,210      1,578
   Income taxes currently payable                         1,014   (    149)
   Change in other assets and liabilities
     and deferred charges                                   923   (    292)
                                                        --------   --------
Net cash provided by continuing operations                8,110      5,741
                                                        --------   --------
Discontinued Operations:
   Federal income tax receivable/payable                 18,722        534
   Change in discontinued net assets                   (     42)  (    374)
                                                        --------   --------
Net cash provided by discontinued operations             18,680        160
                                                        --------   --------
Net cash provided by operating activities                26,790      5,901
                                                        --------   --------

Cash Flows From Investing Activities:
   Capital expenditures                                (    370)  (    351)
   Net proceeds from sales of property, plant
     and equipment and assets held for sale                   8         16
   Acquisition of publishing rights                    (    375)  (    500)
                                                        --------   --------
   Net cash provided by (used in) investing activities (    737)  (    835)
                                                        --------   --------

Cash Flows From Financing Activities:
   Payments under revolving credit facility            ( 17,000)  (  3,243)
   Payments on long-term debt                          (  1,869)  (  1,868)
   Proceeds from issuance of common stock                    52         15
                                                        --------   --------
Net cash provided by (used in) financing activities    ( 18,817)  (  5,096)
                                                        --------   --------
Net increase (decrease) in cash and cash equivalents      7,236   (     30)
Cash and cash equivalents at beginning of period          1,707        535
                                                        --------   --------
Cash and cash equivalents at end of period              $ 8,943    $   505
                                                        --------   --------

Supplemental cash flow information:
   Interest paid, net                                   $   483    $ 1,082
   Income taxes paid (refunded), net                   ($19,108)  ($   186)

See Notes to Condensed Consolidated Financial Statements



                     THOMAS NELSON, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 2003.

     The condensed consolidated balance sheets and related information in these notes as of March 31, 2003 have been derived from the audited consolidated financial statements as of that date. Certain reclassifications of prior period amounts have been made to conform to the current year's presentation.

     Total comprehensive income and net income are the same for all periods presented.


Note B - Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued
SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities. SFAS No. 150 requires issuers to classify as liabilities (or assets, in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of the adoption of SFAS No. 150.


Note C - Stock-Based Compensation

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                       2003         2002
                                                    ---------    ---------
Net income (in thousands):
   As reported                                        $1,057       $ 323
                                                    =========    =========
   Less: additional stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                          340         250
                                                    =========    =========
                    Pro forma                         $  717       $  73
                                                    =========    =========

Net income per share:
         Basic   -- As reported                       $ 0.07       $0.02
                                                    =========    =========
                    Pro forma                         $ 0.05       $0.01
                                                    =========    =========
         Diluted -- As reported                       $ 0.07       $0.02
                                                    =========    =========
                    Pro forma                         $ 0.05       $0.01
                                                    =========    =========

     On June 11, 2003, the Company issued 304,000 options to purchase common shares with an exercise price of $12.07, the closing market price that day. These options were granted under the 1992 Employee Stock Incentive Plan and vest at a rate of 33-1/3% on the first through third anniversaires of the grant date, subject to certain performance goals, and vest in full if the executive is employed on the third anniversary of the grant, regardless of whether such goals are met.

     The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                       2003         2002
                                                    ---------    ---------
Expected future dividend payment                      $  -         $  -
Expected stock price volatility                        44.38%       39.90%
Risk free interest rate                                 3.90%        5.01%
Expected life of options                              9 years      9 years



 Note D - Inventories

     Components of inventories consisted of the following (in thousands):

                                        June 30,    March 31,   June 30,
                                          2003        2003        2002
                                       ----------  ----------  ----------

Finished goods                           $36,339     $31,298     $38,163
Raw materials and work in process          1,585       2,339       2,194
                                       ----------  ----------  ----------
                                         $37,924     $33,637     $40,357
                                       ==========  ==========  ==========


Note E - Operating Segments

     The Company is organized and managed based upon its products and services. The Company has identified two reportable business segments: publishing and conferences. The publishing segment primarily creates and markets Bibles, inspirational books and videos. The conference segment hosts inspirational and motivational conferences across North America.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column consists of items related to discontinued operations (in thousands).

For the Three Months Ended      Publishing  Conferences    Other       Total
--------------------------      ----------  -----------  ----------  ----------
June 30, 2003:
  Net Revenues                   $ 36,004      $ 5,827     $  -       $ 41,831
  Operating Income (loss)           1,892     (    161)       -          1,731
  Identifiable Assets             135,581       22,745      3,785      162,111
  Capital Expenditures                332           38        -            370
  Depreciation and Amortization       496           64        -            560

June 30, 2002:
  Net Revenues                   $ 34,401      $ 6,768     $  -       $ 41,169
  Operating Income                    575          930        -          1,505
  Identifiable Assets             144,942       24,165      4,500      173,607
  Capital Expenditures                348            3        -            351
  Depreciation and Amortization       512           65        -            577


Fiscal Year Ended March 31, 2003:
---------------------------------
  Net Revenues                   $187,599      $29,618     $  -       $217,217
  Operating Income                 14,684        4,242        -         18,926
  Identifiable Assets             136,786       22,484      3,785      163,055
  Capital Expenditures              4,493          103        -          4,596
  Depreciation and Amortization     1,808          253        -          2,061



Note F - Other Liabilities

     Other liabilities at June 30, 2003 include a non-current tax liability, which resulted from a tax refund of $18.7 million received in April 2003. This tax refund was related to the disposal of the Company's C.R. Gibson gift division and was used to pay down existing debt. Until such time that the Company can conclude that the position taken on its income tax returns will ultimately be sustained by the taxing authorities, the refund will be recorded as a non-current tax liability. If sustained, the Company will recognize the refund as income from discontinued operations.


Note G - Debt

     The Company's bank credit facility consists of a $65 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Credit Facility has a term of three years and matures on June 28, 2005. At June 30, 2003, the Company had no outstanding borrowings under the Credit Facility.

     At June 30, 2003, the Company had outstanding approximately $6.5 million in unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth, which are similarly calculated for each debt agreement. At June 30, 2003, the Company was in compliance with all covenants of these debt agreements.


Note H - Royalty Advances

     At June 30, 2003, March 31, 2003 and June 30, 2002, prepaid expenses include $9.7 million, $8.6 million and $13.1 million, respectively, of royalty advances for products that have been released to the market or are expected to be released within the next twelve months. At June 30, 2003, March 31, 2003 and June 30, 2002, other assets include $2.3 million, $2.9 million and $2.9 million, respectively, for royalty advances for products not expected to be released to the market within the next twelve months.


Note I - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                    June 30,      June 30,
                                                       2003         2002
                                                    ---------    ---------
Net income                                           $ 1,057      $   323
                                                    =========    =========

BASIC EARNINGS PER SHARE:
   Weighted average shares outstanding                14,382       14,367
                                                    =========    =========

   Net income per share                              $  0.07      $  0.02
                                                    =========    =========

DILUTED EARNINGS PER SHARE:
   Basic weighted average shares outstanding          14,382       14,367
   Dilutive stock options - based on treasury
      stock method using the average market price        225          313
                                                    ---------    ---------
Total weighted average diluted shares                 14,607       14,680
                                                    =========    =========

Net weighted average diluted income per share        $  0.07      $  0.02
                                                    =========    =========

     Options for approximately 973,000 common shares were excluded from the diluted weighted average share calculation for the June 30, 2003 period due to these options being anti-dilutive.


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

     Revenue Recognition:  The Company has four primary revenue sources:
sales of publishing product, attendance fees and product sales from its conferences, royalty income from licensing copyrighted material to third parties and billed freight. Revenue from the sale of publishing product is recognized upon shipment to the customer. In accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 101 regarding revenue recognition, we recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. An allowance for sales returns is recorded where return privileges exist. The returns allowance is determined by using a 12-month rolling average return rate, multiplied by gross sales occurring over the previous four-month period by market sales channel. Historical experience reflects that product is generally returned from and credited to customers' accounts within the first
120 days of the original sale. The full amount of the returns allowance, net of inventory and royalty costs (based on current gross margin rates) is shown as a reduction of accounts receivable in the accompanying consolidated financial statements. Returns of publishing products from customers are accepted in accordance with standard industry practice. Generally, products that are designated as out-of-print are not returnable 90 days after notice of out-of-print status is given to the customer. Also, certain high discount sales are not returnable. Revenue from conferences is recognized as the conferences take place. Cash received in advance of conferences is included in the accompanying financial statements as deferred revenue. Royalty income from licensing the Company's publishing rights is recorded as revenue when earned under the terms of the applicable license, net of amounts due to authors. Billed freight consists of shipping charges billed to customers and is recorded as revenue upon shipment of product.

     Allowance for Doubtful Accounts: The Company records an allowance for bad debts as a reduction to accounts receivable in the accompanying consolidated financial statements. The valuation allowance has a specific component related to accounts with known collection risks and a component which is calculated using a 5-year rolling bad debt history applied as a percentage of the accounts receivable balance, less the specific component of the allowance. In fiscal 2003, the Company changed from a 10-year rolling bad debt history to a 5-year history to compute the allowance in order to better reflect the current economic environment. This change did not have a material impact on the allowance balance. Our credit department identifies specific allowances for each customer who is deemed to be a collection risk, may have filed for bankruptcy protection or may have disputed amounts with the Company.

     Inventories: Inventories are stated at the lower of cost or market value using the first-in, first-out (FIFO) valuation method. The FIFO method of accounting for inventory was selected to value our inventory at the lower of market value or current cost because the Company continuously introduces new products, eliminates existing products and redesigns products. Therefore, inflation does not have a material effect on the valuation of inventory.
Costs of producing publishing products are included in inventory and charged to operations when product is sold or otherwise disposed. These costs include paper, printing, binding, outside editorial and design, typesetting, artwork, international freight and duty costs, when applicable. The Company policy is to expense all internal editorial, production, warehousing and domestic freight-in costs as incurred, except for certain indexing, stickering, typesetting and assembly costs, which are capitalized into inventory. Costs of abandoned publishing projects are charged to operations when identified. The Company also maintains an allowance for excess and obsolete inventory as a reduction to inventory in the accompanying consolidated financial statements. This allowance is based on historical liquidation recovery rates applied to inventory quantities identified in excess of a twenty-four month supply on hand for each category of product.

     Royalty Advances/Pre-Production Costs: Royalty advances are typically paid to authors, as is standard in the publishing industry. These advances are either recorded as prepaid assets or other (long-term) assets in the accompanying consolidated financial statements, depending on the expected publication date (availability for shipment) of the product. Author advances for trade books are generally amortized over five months beginning when the product is first sold into the market. The Company's historical experience is that typically 80% of book product sales occur within the first five months after release into the market. Reference and video royalty advances are generally amortized over a twelve-month period beginning with the first sale date of the product, as these products typically have a longer sales cycle than books. Royalty advances for significant new Bible products are amortized on a straight-line basis for a period not to exceed five years (as determined by management).
     When royalty advances are earned through product sales at a faster pace than the amortization period, the amortization expense is accelerated to match the royalty earnings. Unamortized advances are reviewed monthly for abandoned projects or titles that appear to have unrecoverable advances. All abandoned projects and advances that management does not expect to fully recover are charged to operations when identified.
     For authors with multiple book/product contracts, the advance is amortized over a period that encompasses the publication of all products, generally not to exceed 24 months or the actual recovery period, whichever is shorter. Advances to our most important authors are typically expensed as they are recovered through sales. These authors generally have multiple year and multiple book contracts, as well as strong sales history of backlist titles (products published during preceding fiscal years) that can be used to recover advances over long periods of time.
     Many Bible, reference and video products require significant development costs prior to the actual printing or production of the saleable product. These products also typically have a longer life cycle. All video pre-production costs are amortized over 12 months on a straight-line basis. Pre-production costs for significant Bible and reference products are recorded as deferred charges in the accompanying consolidated financial statements and are amortized on a straight-line basis, for a period not to exceed five years (as determined by management).

     Goodwill and Intangible Assets: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but tested for impairment by comparing net book carrying values to fair market values upon adoption and periodically thereafter. The Company has adopted the provisions of SFAS No. 142 as of April 1, 2001. The election of SFAS No. 142 resulted in a $40.4 million cumulative effect of a change in accounting principle charge to write-off goodwill associated with the Company's gift division, which was discontinued and sold during fiscal 2002. The adoption of this new pronouncement had a favorable impact on continuing operations by eliminating amortization of remaining goodwill attributable to continuing operations, which amounted to a pre-tax impact of $1 million. In accordance with SFAS No. 142, goodwill was tested for impairment by the Company's reporting units: Publishing and Conferences. The fair value for the assets of the Publishing and Conferences reporting units was evaluated using discounted expected cash flows and current market multiples, and it was determined that no impairment existed during fiscal 2003. Unless circumstances dictate an earlier analysis, we will conduct our annual goodwill impairment test in our fourth fiscal quarter.


OVERVIEW

     The following table sets forth for the periods indicated certain selected statements of income data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                         Three Months Ended        Fiscal
                                              June 30,          Year-to-Year
                                         ------------------       Increase
                                           2003      2002        (Decrease)
                                         --------  --------     --------------
                                            (%)       (%)               (%)
Net revenues:
 Publishing                                86.1      83.6               4.7
 Conferences                               13.9      16.4             (13.9)
                                         --------  --------     --------------
Total net revenues                        100.0     100.0               1.6

Expenses:
 Cost of goods sold                        61.9      60.6               3.8
 Selling, general and administrative       32.7      34.4              (3.4)
 Depreciation and amortization              1.3       1.4              (2.9)
                                        --------  --------     --------------
   Total expenses                          95.9      96.3               1.1
                                        --------  --------     --------------
Operating income                            4.1       3.7              15.0
                                        --------  --------     --------------
Net income                                  2.5       0.8             227.2
                                        ========  ========     ==============


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

Note On Forward-Looking Statements

     The following discussion includes certain forward-looking statements. Actual results could differ materially from those in the forward-looking statements, and a number of factors may affect future results, liquidity and capital resources. These factors include, but are not limited to, softness in the general retail environment, the timing and acceptance of products being introduced to the market, the level of product returns experienced, the level of margins achievable in the marketplace, the collectibility of accounts receivable, recoupment of royalty advances, the effects of acquisitions or dispositions, the financial condition of our customers and suppliers, the realization of inventory values at carrying amounts, our access to capital and realization of income tax (including the outcome of any future Internal Revenue Service audits) and intangible assets. Future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy. The Company disclaims any intent or obligation to update forward-looking statements.


Results of Operations

Consolidated Results -
First Quarter of Fiscal 2004 Compared with First Quarter of Fiscal 2003
-----------------------------------------------------------------------

     Net revenues for the three months ended June 30, 2003 increased $0.7 million, or 1.6%, from the same period in the prior year. Net revenues from publishing products increased $1.6 million, or 4.7%, primarily due to a strong performance by the book divisions. Net revenues from conferences decreased $0.9 million or 13.9%, primarily due to lower attendance levels compared to the prior year. We believe the lower attendance levels are primarily due to the war in Iraq. There was one additional conference this year compared to the prior year's quarter. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold increased for the three months ended June 30, 2003 by $0.9 million, or 3.8% from the same period in the prior year, and as a percentage of net revenues, increased to 61.9% from 60.6% in the prior year. This increase as a percentage of net revenues is primarily attributable to the lower attendance levels at conference events, as the publishing cost of goods sold was consistent with the prior year as a percentage of net revenues.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the three months ended June 30, 2003 decreased $0.5 million, or 3% from the same period in the prior year. These expenses, expressed as a percentage of net revenues, decreased to 33% from 34% in the prior year. This reduction is primarily attributable to curtailed advertising expenses and lower lease expense due to fewer leased facilities.

     Depreciation and amortization for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, were relatively unchanged.

     Interest expense for the three months ended June 30, 2003 was $0.2 million, a decrease of $0.8 million from the same period in the prior year due to lower debt levels.

     The provision for income taxes has been increased from 36.5% to 37.5% for the current fiscal year due to increased business activity in states with higher income tax rates without the benefit of state net operating loss carry forwards that existed in prior periods, and accruals for other tax items.


Liquidity and Capital Resources
-------------------------------

     At June 30, 2003, the Company had approximately $8.9 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At June 30, 2003, the Company had working capital of $62.7 million.

     Net cash provided by continuing operations was $8.1 million for the three months ended June 30, 2003 and $5.2 million for the same period last year. Cash provided by continuing operations during the three months ended June 30, 2003 was principally attributable to collections of accounts receivable.

     In April 2003, the Company received a tax refund of $18.7 million.   This
tax refund was related to the recognition of a loss on disposal of the Company's C.R. Gibson gift division and was used to pay down debt. Until such time that we conclude that the position taken on our income tax returns will ultimately be sustained by the taxing authorities, the refund will be recorded as a non-current tax liability. If sustained, the Company will record the refund as income from discontinued operations.

     Fiscal year-to-date capital expenditures have totaled approximately
$0.4 million, primarily consisting of building improvements, computer software and equipment. During the remainder of fiscal 2004, the Company anticipates capital expenditures of approximately $3.6 million, primarily consisting of building improvements and computer software and equipment.

     The Company's bank credit facility consists of a $65 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Credit Facility has a term of three years and matures on June 28, 2005. At June 30, 2003, the Company had no outstanding borrowings under the Credit Agreement.

     At June 30, 2003, the Company had outstanding approximately $6.5 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth. At June 30, 2003, the Company was in compliance with all covenants of these debt agreements.

     Management believes cash generated by operations and borrowings available under the Credit Facility will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 2004. The Company's current cash commitments include current maturities of debt and operating lease obligations that are disclosed in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2003. The Company also has current inventory purchase and royalty advance commitments in the ordinary course of business that require cash payments as vendors and authors fulfill their requirements to the Company in the form of delivering satisfactory product orders and manuscripts, respectively. The Company has no off-balance sheet commitments or transactions with any variable interest entities (VIE's). Management also is not aware of any undisclosed material related party transactions or relationships with management, officers or directors.

                                      Payments Due by Fiscal Year
Contractual        -------------------------------------------------------------
Commitments                                                  2008 and
(in 000's)            2004      2005      2006      2007    thereafter    Total
------------------  --------  --------  --------  --------  ----------  --------
Long-term debt      $ 3,622   $ 3,461    $  -      $  -       $  -      $ 7,083
Inventory purchases   4,812     7,813     5,000     5,000      8,333     30,958
Operating leases      1,451     1,348       932       408      1,303      5,442
Royalty advances      4,059     1,292       431       721         75      6,578
                    --------  --------  --------  --------  ----------  --------
Total obligations   $13,944   $13,914    $6,363    $6,129     $9,711    $50,061
                    ========  ========  ========  ========  ==========  ========


     From time to time, the Company may consider acquisition or sale transactions. The Company has indicated its non-binding interest in purchasing certain assets of a small publishing business. Discussions are continuing, but no agreement has been reached and there can be no assurance that an agreement will be reached or consummated.


Accounting Pronouncements
-------------------------

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain
Financial Instruments with Characteristics of Both Liabilities and Equities. SFAS No. 150 requires issuers to classify as liabilities (or assets, in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of the adoption of SFAS No. 150.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     As of and for the period ended June 30, 2003, there have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K as of and for the period ended June 30, 2003.

Item 4.	  Controls and Procedures

     The President and Chief Executive Officer and the Executive Vice President and Secretary (Principal Financial and Accounting Officer) have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report. Based on that evaluation, the President and Chief Executive Officer and the Executive Vice President and Secretary (Principal Financial and Accounting Officer) concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the Company's reports that it files or submits to the SEC under the Securities Exchange Act of 1934 has been made known to them in a timely fashion. There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                              PART II

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits required by Item 601 of Regulation S-K

              Exhibit
              Number
              -------

                11   - Statement re Computation of Per Share Earnings

                31.1 - Certifications of the President and Chief Executive
                       Officer and the Executive Vice President and Secretary (Principal Financial and Accounting Officer) of the Company pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                32.1 - Certifications of the President and Chief Executive
                       Officer and the Executive Vice President and Secretary (Principal Financial and Accounting Officer) of the Company Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K

              - On August 6, 2003 the Company filed a current report on Form 8-K to announce the date and time of the conference call regarding the financial results of the first quarter of fiscal 2004.

              - On August 13, 2003 the Company filed a current report on
                Form 8-K to announce the results and financial condition for the first quarter of fiscal 2004.




                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Thomas Nelson, Inc.
                                                 (Registrant)


Date:   August 14, 2003                  By:     /s/ Joe L. Powers
      --------------------                   --------------------------
                                                      Joe L. Powers
                                               Executive Vice President
                                              (Principal Financial and
                                                 Accounting Officer)





                              INDEX TO EXHIBITS


Exhibit
Number
-------

11   - Statement re Computation of Per Share Earnings

31.1 - Certifications of the President and Chief Executive Officer and the Executive Vice President and Secretary (Principal Financial and Accounting Officer) of the Company pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002


32.2 - Certifications of the President and Chief Executive Officer and the Executive Vice President and Secretary (Principal Financial and Accounting Officer)of the Company Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002