Form 10-Q
period 2003-09-30
NELSON THOMAS INC
filed 2003-11-14
CIK 71023

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                               FORM 10-Q


                               (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2003

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

     At November 13, 2003, the Registrant had outstanding 13,386,162 shares of Common Stock and 1,016,195 shares of Class B Common Stock.



                                 PART I
                          FINANCIAL INFORMATION

Item 1.  Financial Statements


                    Thomas Nelson, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets
                    (000's omitted, except share amounts)

                                     September 30,     March 31,   September 30,
                                          2003           2003          2002
                                     -------------  -------------  ------------
                                      (unaudited)                 (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents          $   4,909      $  1,707     $    363
    Accounts receivable, less
      allowances of $7,798, $7,311
      and $7,425, respectively            56,501        56,806       55,700
    Inventories                           39,623        33,637       41,236
    Prepaid expenses                      13,294        13,521       15,597
    Assets held for sale                   1,615         1,785        2,500
    Refundable income taxes                 -             -           7,266
    Deferred tax assets                    5,085         5,085        7,966
                                     -------------  -------------  ------------
Total current assets                     121,027       112,541      130,628

    Property, plant and equipment, net    11,961        11,630         9,582
    Other assets                           7,611         7,358         7,333
    Deferred charges                       2,421         1,695         1,992
    Intangible assets                        861           527           512
    Goodwill,net                          29,304        29,304        29,304
                                     -------------  -------------  ------------
Total Assets                            $173,185      $163,055      $179,351
                                     =============  =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                    $ 23,773      $ 20,218      $ 23,772
    Accrued expenses                      10,247        13,835        13,067
    Deferred revenue                       9,435        11,493         8,981
    Dividends payable                        576           -             -
    Income taxes currently payable         5,243         2,379         1,825
    Current portion of long-term debt      3,022         3,622         3,322
                                     -------------  -------------  ------------
Total current liabilities                 52,296        51,547        50,967

Long-term debt, less current portion       3,461        22,330        44,641
Deferred tax liabilities                     721           721           792
Other liabilities                         21,578           590           898
Minority interest                             46            43            38
Commitments and contingencies                -             -             -
Shareholders' equity:
    Preferred stock, $1.00 par value,
     authorized 1,000,000 shares;
     none issued                             -             -             -
    Common stock, $1.00 par value,
     authorized 20,000,000 shares;
     Issued 13,373,396, 13,350,431 and
     13,343,765 shares, respectively      13,373        13,350        13,344
    Class B stock, $1.00 par value,
     aughorized 5,000,000 shares;
     Issued 1,024,795 shares               1,025         1,025         1,025
    Additional paid-in capital            44,201        44,064        44,023
    Retained earnings                     36,484        29,385        23,623
                                     -------------  -------------  ------------
 Total sharesholders' equity              95,083        87,824        82,015
                                     -------------  -------------  ------------
Total Liabilities and
     Shareholders' Equity               $173,185      $163,055      $179,351
                                     =============  =============  ============

See Notes to Condensed Consolidated Financial Statements



                     THOMAS NELSON, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (000's omitted, unaudited)
                                       Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                         2003      2002        2003      2002
                                       -------    -------    --------  --------
Net revenues                           $63,829    $62,074    $105,660  $103,243
Costs and expenses:
   Cost of goods sold                   36,176     37,656      62,051    62,594
   Selling, general & administrative    15,984     16,795      29,649    30,988
   Depreciation & amortization             558        588       1,118     1,123
                                       -------    -------    --------  --------
  Total costs and expenses              52,718     55,039      92,818    94,705
                                       -------    -------    --------  --------
Operating income                        11,111      7,035      12,842     8,538
Other expense (income)                      12         18        (179)      (74)
Interest expense                           243        536         487     1,589
                                       -------    -------    --------  --------
Income from continuing operations
     before income taxes                10,856      6,481      12,534     7,023
Provision for income taxes               4,071      2,365       4,700     2,563
Minority interest                           11         16           3        38
                                       -------    -------    --------  --------
Income from continuing operations        6,774      4,100       7,831     4,422
Discontinued operations:
   Loss on disposal, net of taxes         (156)       -          (156)      -
                                       -------    -------    --------  --------
Net income                             $ 6,618    $ 4,100    $  7,675  $  4,422
                                       =======    =======    ========  ========
Weighted average number of shares
   outstanding:
    Basic                               14,393     14,369      14,387    14,368
                                       =======    =======    ========  ========
    Diluted                             14,761     14,649      14,667    14,665
                                       =======    =======    ========  ========
  Net income per share, Basic:
    Income from continuing operations  $  0.47    $  0.29    $   0.54  $   0.31
    Loss from discontinued operations    (0.01)       -         (0.01)      -
                                       -------    -------    --------  --------
    Net income per share               $  0.46    $  0.29    $   0.53  $   0.31
                                       =======    =======    ========  ========
  Net income per share, Diluted:
    Income from continuing operations  $  0.46    $  0.28    $   0.53  $   0.30
    Loss from discontinued operations    (0.01)       -         (0.01)      -
                                       -------    -------    --------  --------
    Net income per share               $  0.45    $  0.28    $   0.52  $   0.30
                                       =======    =======    ========  ========

See Notes to Condensed Consolidated Financial Statements


                     Thomas Nelson, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                              (000's omitted)
                                (unaudited)
                                                         Six Months Ended
                                                           September 30,
                                                      ----------------------
                                                         2003        2002
                                                      ----------  ----------
Cash Flows From Operating Activities:
    Net income from continuing operations              $  7,831    $  4,422

Adjustments to reconcile income to net cash
  provided by (used in) operations:
    Depreciation and amortization                         1,118       1,123
    Amortization of deferred financing fees                 105         293
    Loss on sale of fixed assets and
      assets held for sale                                   15         141
    Minority interest                                         3          38
Changes in assets and liabilities,
  net of acquisitions and disposals:
    Accounts receivable, net                               (361)      5,900
    Inventories                                          (1,835)     (2,041)
    Prepaid expenses                                        261       1,974
    Accounts payable and accrued expenses                (2,000)      1,675
    Deferred revenue                                     (2,058)     (2,241)
    Income taxes currently payable                        2,864       1,325
    Change in other assets and liabilities and
      deferred charges                                      178        (611)
                                                      ----------  ----------
Net cash provided by continuing operations                6,121      11,998

Discontinued Operations:
    Loss from discontinued operations                      (156)        -
    Federal income tax receivable (payable)              20,883         -
    Change in discontinued net assets                       186      (2,163)
                                                      ----------  ----------
    Net cash provided by (used in)
      discontinued operations                            20,913      (2,163)
                                                      ----------  ----------
Net cash provided by operating activities                27,034       9,835
                                                      ----------  ----------
Cash Flows From Investing Activities:
    Capital expenditures                                 (1,471)     (1,582)
    Net proceeds from sales of property, plant
      and equipment and assets held for sale                 30          24
    Purchase of net assets of acquired company           (2,708)        -
    Acquisition of publishing rights                       (375)       (500)
                                                      ----------  ----------
Net cash provided by (used in) investing activities      (4,524)     (2,058)
                                                      ----------  ----------
Cash Flows From Financing Activities:
    Payments under revolving credit facility            (17,000)     (6,543)
    Payments on long-term debt                           (2,469)     (1,868)
    Proceeds from issuance of common stock                  161          13
    Other financing activities                              -           (51)
                                                      ----------  ----------
Net cash provided by (used in) financing activities     (19,308)     (8,449)
                                                      ----------  ----------
Net increase (decrease) in cash and cash equivalents      3,202        (172)
Cash and cash equivalents at beginning of period          1,707         535
                                                      ----------  ----------
Cash and cash equivalents at end of period             $  4,909    $    363
                                                      ----------  ----------
Supplemental cash flow information:
    Dividends accrued and unpaid                       $    576    $    -
    Interest paid, net                                 $    683    $  1,484
    Income taxes paid (refunded), net                  $(19,146)   $  3,242

See Notes to Condensed Consolidated Financial Statements



                    THOMAS NELSON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 2003.

     The condensed consolidated balance sheets and related information in these notes as of March 31, 2003 have been derived from the audited consolidated financial statements as of that date. Certain reclassifications of prior period amounts have been made to conform to the current year's presentation.

     Total comprehensive income and net income are the same for all periods presented.


Note B - Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities. SFAS No. 150 requires issuers to classify as liabilities (or assets, in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial statements.


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

                                       Three Months Ended     Six Months Ended
                                          September 30,          September 30
                                       ------------------    ------------------
                                         2003      2002         2003     2002
                                       --------  --------    --------  --------
Net income (in thousands):
  As reported                            $6,618    $4,100      $7,675    $4,422
  Less:  additional stock-based
         employee compensation expense
         determined under fair-value
         based method for all awards,
         net of related tax effects         495       390         875       720
                                        ========  ========    ========  ========
           Pro forma                     $6,123    $3,710      $6,800    $3,702
                                        ========  ========    ========  ========

Net income per share:
  Basic --   As reported                 $ 0.46    $ 0.29      $ 0.53    $ 0.31
                                        ========  ========    ========  ========
             Pro forma                   $ 0.43    $ 0.26      $ 0.47    $ 0.26
                                        ========  ========    ========  ========
  Diluted -- As reported                 $ 0.45    $ 0.28      $ 0.52    $ 0.30
                                        ========  ========    ========  ========
             Pro forma                   $ 0.41    $ 0.25      $ 0.46    $ 0.25
                                        ========  ========    ========  ========

     On June 11, 2003, the Company issued 604,000 options to purchase shares. Three hundred four thousand options for shares of Common Stock were granted under the 1992 Employee Stock Incentive Plan with an exercise price of $12.07, the closing market price that day. Three hundred thousand options were granted under the 2003 Stock Incentive Plan, exercisable for either shares of Common or Class B Common Stock. The exercise price of this grant is $12.33, representing the fair value of Class B Common Stock on the grant date. Vesting under both plans are at a rate of 33-1/3% on the first through third anniversaries of the grant date, subject to certain performance goals, and vest in full if the employee is employed on the third anniversary of the grant, regardless of whether such goals are met.

     The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

                                       September 30, 2003   September 30, 2002
                                       ------------------   ------------------
Expected annual future dividend payment  $0.16 per share              -
Expected stock price volatility               40.31%               39.26%
Risk free interest rate                        5.35%                5.77%
Expected life of options                      9 years              9 years


Note D - Inventories
Components of inventories consisted of the following (in thousands):

                                    September 30,    March 31,    September 30,
                                         2003           2003           2002
                                    -------------  -------------  -------------
Finished goods                         $37,759         $31,298       $39,535
Raw materials and work in process        1,864           2,339         1,701
                                    -------------  -------------  -------------
                                       $39,623         $33,637       $41,236
                                    =============  =============  =============


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



For the Three Months Ended      Publishing   Conferences    Other       Total
--------------------------      -----------  -----------  -----------  --------
September 30, 2003:
  Net Revenues                   $ 53,754       $10,075     $   -      $ 63,829
  Operating Income                  9,960         1,151         -        11,111
  Capital Expenditures              1,064            37         -         1,101
  Depreciation and Amortization       493            65         -           558

September 30, 2002:
  Net Revenues                   $ 50,167       $11,907     $   -      $ 62,074
  Operating Income                  4,934         2,101         -         7,035
  Capital Expenditures              1,203            28         -         1,231
  Depreciation and Amortization       525            63         -           588


For the Six Months Ended
------------------------
September 30, 2003:
  Net Revenues                   $ 89,757       $15,903     $   -      $105,660
  Operating Income                 11,852           990         -        12,842
  Identifiable Assets             148,086        21,483       3,616     173,185
  Capital Expenditures              1,396            75         -         1,471
  Depreciation and Amortization       989           129         -         1,118

September 30, 2002:
  Net Revenues                   $ 84,568       $18,675     $   -      $103,243
  Operating Income                  5,507         3,031         -         8,538
  Identifiable Assets             145,787        21,798      11,766     179,351
  Capital Expenditures              1,551            31         -         1,582
  Depreciation and Amortization       995           128         -         1,123


Fiscal Year Ended March 31, 2003:
---------------------------------
  Net Revenues                   $187,599       $29,618     $   -      $217,217
  Operating Income                 14,684         4,242         -        18,926
  Identifiable Assets             136,786        22,484       3,785     163,055
  Capital Expenditures              4,493           103         -         4,596
  Depreciation and Amortization     1,808           253         -         2,061



Note F - Other Liabilities

     Other liabilities at September 30, 2003 include a non-current tax liability, which resulted from a tax refund of $18.7 million received in April 2003. This tax refund was related to the disposal of the Company's
C.R. Gibson gift division and was used to pay down existing debt. Further, it is expected that the Company will reduce its current year income tax payments by approximately $2.2 million related to additional tax credits generated by the tax loss realized on the disposal of C.R. Gibson. Until such time that the Company can conclude that the position taken on its income tax returns will ultimately be sustained by the taxing authorities, the refund and the tax credits will be recorded as a non-current tax liability. If the Company's position is sustained,the Company will recognize the refund as income from discontinued operations.


Note G - Debt

     The Company's bank credit facility consists of a $65 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Credit Facility has a term of three years and matures on June 28, 2005. At September 30, 2003, the Company had no outstanding borrowings under the Credit Facility.

     At September 30, 2003, the Company had outstanding approximately $6.5 million in unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth, which are similarly calculated for each debt agreement. At September 30, 2003, the Company was in compliance with all covenants of these debt agreements.


Note H - Royalty Advances

     At September 30, 2003, March 31, 2003 and September 30, 2002, prepaid expenses include $8.8 million, $8.4 million and $10.7 million, respectively, of royalty advances for products that have been released to the market or are expected to be released within the next twelve months. At September 30, 2003, March 31, 2003 and September 30, 2002, other assets include $3.2 million, $2.9 million and $2.8 million, respectively, for royalty advances for products not expected to be released to the market within the next twelve months.


Note I - Acquisitions

     On September 19, 2003, the Company purchased substantially all of the assets of World Bible Publishers ("World") from RiversideWorld, Inc., which is a customer and competitor of the Company, for approximately $5.2 million. As of September 30, 2003, the Company had paid cash in the amount of $2.7 million and issued credit against accounts receivable from RiversideWorld in the amount of $0.7 million. The remaining $1.8 million, which was recorded as a current liability at September 30, 2003, was paid in cash during October 2003. World primarily publishes Bibles and Christian books and was headquartered in Iowa Falls, Iowa. The purchase price has been preliminarily allocated to the net assets acquired, based on their estimated fair values (inventory of $4.2 million and development cost for publication of Bibles of $1 million, which will be amortized over a five-year period).


Note J - Cash Dividend

     On August 21, 2003, the Company's Board of Directors declared a cash dividend of $0.04 per share of Common and Class B Common Stock. The dividend was paid on October 20, 2003 to shareholders of record on October 6, 2003.


Note K - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                    Three Months Ended     Six Months Ended
                                       September 30,         September 30,
                                    ------------------     ------------------
                                       2003     2002         2003      2002
                                    --------  --------     --------  --------
Net income                           $ 6,618   $ 4,100      $ 7,675   $ 4,422
                                    ========  ========     ========  ========
BASIC EARNINGS PER SHARE:
  Weighted average shares
     outstanding                      14,393    14,369       14,387    14,368
                                    ========  ========     ========  ========
  Net income per share               $  0.46   $  0.29      $  0.53   $  0.31
                                    ========  ========     ========  ========
DILUTED EARNINGS PER SHARE:
  Basic weighted average shares
     outstanding                      14,393    14,369       14,387   14,368
  Dilutive stock options -
     based on treasury stock
     method using the average
     market price                        368       280          280      297
                                    --------  --------     --------  --------
  Total weighted average diluted
     shares                           14,761    14,649       14,667   14,665
                                    ========  ========     ========  ========
  Net income per share               $  0.45   $  0.28      $  0.52   $  0.30
                                    ========  ========     ========  ========

     Options which are not dilutive were excluded from the diluted weighted average share calculation and totaled approximately 510,000 and 1,158,000 for the quarter and fiscal year-to-date periods ended September 30, 2003, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies are common with industry practice and are applied consistently from period to period.

     Revenue Recognition:  The Company has four primary revenue sources:
sales of publishing product, attendance fees and product sales from its conferences, royalty income from licensing copyrighted material to third parties and billed freight. Revenue from the sale of publishing product is recognized upon shipment to the customer. In accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 101 regarding revenue recognition, we recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. An allowance for sales returns is recorded where return privileges exist. The returns allowance is determined by using a 12-month rolling average return rate, multiplied by gross sales occurring over the previous four-month period by market sales channel. Historical experience reflects that product is generally returned from and credited to customers' accounts within the first 120 days of the original sale. The full amount of the returns allowance, net of inventory and royalty costs (based on current gross margin rates) is shown as a reduction of accounts receivable in the accompanying condensed consolidated financial statements. Returns of publishing products from customers are accepted in accordance with standard industry practice. Generally, products that are designated as out-of-print are not returnable 90 days after notice of out-of-print status is given to the customer. Also, certain high discount sales are not returnable. Revenue from conferences is recognized as the conferences take place. Cash received in advance of conferences is included in the accompanying financial statements as deferred revenue. Royalty income from licensing the Company's publishing rights is recorded as revenue when earned under the terms of the applicable license, net of amounts due to authors. Billed freight consists of shipping charges billed to customers and is recorded as revenue upon shipment of product.

     Allowance for Doubtful Accounts: The Company records an allowance for bad debts as a reduction to accounts receivable in the accompanying condensed consolidated financial statements. The valuation allowance has a specific component related to accounts with known collection risks and a component which is calculated using a 5-year rolling bad debt history applied as a percentage of the accounts receivable balance, less the specific component of the allowance. In fiscal 2003, the Company changed from a 10-year rolling bad debt history to a 5-year history to compute the allowance in order to better reflect the current economic environment. This change did not have a material impact on the allowance balance. Our credit department identifies specific allowances for each customer who is deemed to be a collection risk, may have filed for bankruptcy protection or may have disputed amounts with the Company.

     Inventories: Inventories are stated at the lower of cost or market value using the first-in, first-out (FIFO) valuation method. The FIFO method of accounting for inventory was selected to value our inventory at the lower of market value or current cost because the Company continuously introduces new products, eliminates existing products and redesigns products. Therefore, inflation does not have a material effect on the valuation of inventory. Costs of producing publishing products are included in inventory and charged to operations when product is sold or otherwise disposed. These costs include paper, printing, binding, outside editorial and design, typesetting, artwork, international freight and duty costs, when applicable. The Company policy is to expense all internal editorial, production, warehousing and domestic freight-in costs as incurred, except for certain indexing, stickering, typesetting and assembly costs, which are capitalized into inventory. Costs of abandoned publishing projects are charged to operations when identified. The Company also maintains an allowance for excess and obsolete inventory as a reduction to inventory in the accompanying condensed consolidated financial statements. This allowance is based on historical liquidation recovery rates applied to inventory quantities identified in excess of a twenty-four month supply on hand for each category of product.

     Royalty Advances/Pre-Production Costs: Royalty advances are typically paid to authors, as is standard in the publishing industry. These advances are either recorded as prepaid assets or other (long-term) assets in the accompanying condensed consolidated financial statements, depending on the expected publication date (availability for shipment) of the product. Author advances for trade books are generally amortized over five months beginning when the product is first sold into the market. The Company's historical experience is that typically 80% of book product sales occur within the first five months after release into the market. Reference and video royalty advances are generally amortized over a twelve-month period beginning with the first sale date of the product, as these products typically have a longer sales cycle than books. Royalty advances for significant new Bible products are amortized on a straight-line basis for a period not to exceed five years (as determined by management).

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

     Many Bible, reference and video products require significant development costs prior to the actual printing or production of the saleable product. These products also typically have a longer life cycle. All video pre-production costs are amortized over 12 months on a straight-line basis. Pre-production costs for significant Bible and reference products are recorded as deferred charges in the accompanying condensed consolidated financial statements and are amortized on a straight-line basis, for a period not to exceed five years (as determined by management).

     Goodwill and Intangible Assets: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")
No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but tested for impairment by comparing net book carrying values to fair market values upon adoption and periodically thereafter. The Company has adopted the provisions of SFAS No. 142 as of April 1, 2001. In accordance with SFAS No. 142, goodwill is tested for impairment by the Company's reporting units: Publishing and Conferences. The fair value for the assets of the Publishing and Conferences reporting units is evaluated using discounted expected cash flows and current market multiples. Unless circumstances dictate an earlier analysis, we will conduct our annual goodwill impairment test in our fourth fiscal quarter.


OVERVIEW

     The following table sets forth for the periods indicated certain selected statements of income data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                        Six Months Ended
                                          September 30,   Fiscal Year-to-Year
                                        ----------------        Increase
                                          2003    2002         (Decrease)
                                        -------  -------  -------------------
                                           (%)     (%)            (%)
Net revenues:
  Publishing                              84.9     81.9           6.4
  Conferences                             15.1     18.1         (16.0)
                                        -------  -------  -------------------
Total net revenues                       100.0    100.0           2.3

Expenses:
  Cost of goods sold                      58.7     60.6          (0.9)
  Selling, general and administrative     28.1     30.0          (4.3)
  Depreciation and amortization            1.1      1.1          (0.4)
                                        -------  -------  -------------------
    Total expenses                        87.9     91.7          (2.0)
                                        -------  -------  -------------------
Operating income                          12.1      8.3          50.4
                                        -------  -------  -------------------
Net income                                 7.3      4.3          73.6
                                        =======  =======  ===================

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


Results of Operations

Consolidated Results -
Second Quarter of Fiscal 2004 Compared with Second Quarter of Fiscal 2003
-------------------------------------------------------------------------

     Net revenues for the three months ended September 30, 2003 increased $1.8 million, or 3%, from the same period in the prior year. Net revenues
from publishing products increased $3.6 million, or 7%.   The increase in
publishing revenues is primarily due to strong book product releases in the quarter. Net revenues from conferences decreased $1.8 million or 15%, primarily due to there being one less conference this year compared to the prior year's quarter. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold decreased for the three months ended September 30, 2003 by $1.5 million, or 4% from the same period in the prior year, and as a percentage of net revenues, decreased to 57% from 61% in the prior year. This decrease as a percentage of net revenues is primarily attributable to strong-performing publishing products with the increase in sales occurring in a higher margin product and market mix.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the three months ended September 30, 2003 decreased $0.8 million, or 4.8% from the same period in the prior year. These expenses, expressed as a percentage of net revenues, decreased to 25% from 27% in the prior year. This reduction is primarily attributable to planned reductions in advertising expenditures.

     Depreciation and amortization for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, were relatively unchanged.

     Interest expense for the three months ended September 30, 2003 was $0.2 million, a decrease of $0.3 million from the same period in the prior year due to lower debt levels.

     The provision for income taxes has been increased from 36.5% to 37.5% for the current fiscal year due to increased business activity in states with higher income tax rates without the benefit of state net operating loss carry forwards that existed in prior periods and accruals for other tax items.


Consolidated Results -
First Six Months of Fiscal 2004 Compared with the First Six Months of Fiscal
2003
----------------------------------------------------------------------------

     Net revenues for the six months ended September 30, 2003 increased $2.4 million, or 2%, from the same period in the prior year. Net revenues from publishing products increased $5.4 million, or 6%, primarily due to a strong performance by the book divisions. Net revenues from conferences decreased $3.0 million or 16%, primarily due to lower attendance levels compared to the prior year. We believe the lower attendance levels are primarily due to the war in Iraq and venue of conferences, compared to the prior year period.
The same number of conferences were held this year compared to the prior year's period. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold decreased for the six months ended September 30, 2003 by $0.5 million, or 1% from the same period in the prior year, and as a percentage of net revenues, decreased to 59% from 61% in the prior year. This decrease as a percentage of net revenues is primarily attributable to strong-performing publishing products with larger print runs, partially offset by lower attendance levels at conference events with fixed costs.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the six months ended September 30, 2003 decreased $1.3 million, or 4% from the same period in the prior year. These expenses, expressed as a percentage of net revenues, decreased to 28% from 30% in the prior year period. This reduction is primarily attributable to curtailed advertising expenses and lower lease expense due to fewer leased facilities.

     Depreciation and amortization for the six months ended September 30, 2003, as compared to the six months ended September 30, 2002, were relatively unchanged.

     Interest expense for the six months ended September 30, 2003 was $0.5 million, a decrease of $1.0 million from the same period in the prior year due to lower debt levels.

     The provision for income taxes has been increased from 36.5% to 37.5% for the current fiscal year due to increased business activity in states with higher income tax rates without the benefit of state net operating loss carry forwards that existed in prior periods, and accruals for other tax items.


Liquidity and Capital Resources
-------------------------------

     At September 30, 2003, the Company had approximately $4.9 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At September 30, 2003, the Company had working capital of $69.3 million.

     Net cash provided by continuing operations was $6.1 million for the six months ended September 30, 2003 and $12.0 million for the same period last year. Cash provided by continuing operations during the six months ended September 30, 2003 was principally attributable to net income from continuing operations. Cash provided by continuing operations during the six months ended September 30, 2002 was principally attributable to income from continuing operations and the collection of accounts receivable.

     In April 2003, the Company received a tax refund of $18.7 million. This tax refund was related to the recognition of a loss on disposal of the Company's C.R. Gibson gift division and was used to pay down debt. Further, it is expected that the Company will reduce its current year income tax payments by approximately $2.2 million related to additional tax credits generated by the tax loss realized on the disposal of C.R. Gibson. Until such time that the Company can conclude that the position taken on its income tax returns will ultimately be sustained by the taxing authorities, the refund and the tax credits will be recorded as a non-current tax liability. If the Company's position is sustained,the Company will recognize the refund as income from discontinued operations.

      Fiscal year-to-date capital expenditures have totaled approximately $1.5 million, primarily consisting of building improvements, computer software and equipment. During the remainder of fiscal 2004, the Company anticipates capital expenditures of approximately $2.5 million, primarily consisting of building improvements and computer software and equipment.

     The Company's bank credit facility consists of a $65 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Credit Facility has a term of three years and matures on June 28, 2005. At September 30, 2003, the Company had no outstanding borrowings under the Credit Agreement.

     At September 30, 2003, the Company had outstanding approximately $6.5 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth. At September 30, 2003, the Company was in compliance with all covenants of these debt agreements.

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


Contractual                          Payments Due by Fiscal Year
Commitments         ------------------------------------------------------------
(in 000's)           Year 1    Year 2    Year 3    Year 4   Thereafter   Total
------------------  --------  --------  --------  --------  ----------  --------
Long-term debt      $ 3,022   $ 3,461    $  -      $  -       $  -      $ 6,483
Inventory purchases   3,905     6,407     5,000     5,000      5,834     26,146
Operating leases      1,609     1,106       648       402      1,102      4,867
Royalty advances      5,387     1,494     1,273       295         46      8,495
                    --------  --------  --------  --------  ----------  --------
Total obligations   $13,923   $12,468    $6,921    $5,697     $6,982    $45,991
                    ========  ========  ========  ========  ==========  ========
</TABLE

     On August 21, 2003, the Company's Board of Directors declared a cash dividend of $0.04 per share of Common and Class B Common Stock. The dividend was paid on October 20, 2003 to shareholders of record on October 6, 2003.

Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain
Financial Instruments with Characteristics of Both Liabilities and Equities.
SFAS No. 150 requires issuers to classify as liabilities (or assets, in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     As of and for the period ended September 30, 2003, there have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual
Report on Form 10-K for the fiscal year ended March 31, 2003.


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


                                   PART II
                              OTHER INFORMATION


Item 5.  Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Shareholders on August 21, 2003
(the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company voted to elect two directors in Class Two to serve for a term of three years and until their respective successors are elected and take office or until their earlier resignation; and to elect one director in Class One to serve for a term of one year, in place of a board member who retired. Shares of Class B
Common Stock voted with the Common Stock. Each share of Class B Common Stock is entitled to ten (10) votes per share. The following table sets forth the number of votes cast for, withheld/abstained and against with respect to each of the nominees:

                                                 Withheld/
Nominee                                For       Abstained     Against
-----------------                   ----------   ---------    ---------
Ronald W. Blue                      17,624,826    352,989       5,167
S. Joseph Moore                     17,624,706    352,848       5,287
Millard V. Oakley                   17,623,449    405,586       6,544


     At the Annual Meeting, the shareholders of the Company also voted to consider and act upon a proposal to adopt the Company's 2003 Stock Incentive Plan. The following table sets forth the number of votes cast for, withheld/abstained and against the plan:

                                                 Withheld/
                                       For       Abstained     Against
                                    ----------   ---------    ---------
                                    11,995,059	   45,998     4,054,802



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

               - On August 6, 2003, the Company furnished a current report on
                 Form 8-K to announce the date and time of the conference call regarding the financial results of the first quarter of fiscal 2004.

               - On August 13, 2003, the Company furnished a current report on
                 Form 8-K to announce the results and financial condition for the first quarter of fiscal 2004.

               - On August 22, 2003, the Company furnished a current report on
                 Form 8-K to announce the results of the shareholder election and the decision of the Board of Directors to resume the payment of dividends.

               - On October 29, 2003, the Company furnished a current report on
                 Form 8-K to announce the date and time of the conference call regarding the financial results of the second quarter of fiscal 2004.

               - On November 5, 2003, the Company furnished a current report on
                 Form 8-K to announce the results and financial condition for the second quarter of fiscal 2004.





                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Thomas Nelson, Inc.
                                                    (Registrant)


Date:  November 13, 2003                    By:   /s/ Joe L. Powers
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