Form 10-Q
period 2003-12-31
NELSON THOMAS INC
filed 2004-02-17
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                FORM 10-Q


                                (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended December 31, 2003

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

     At February 13, 2004, the Registrant had outstanding 13,453,425 shares of Common Stock and 983,595 shares of Class B Common Stock.






                  Thomas Nelson, Inc. and Subsidiaries
                      Consolidated Balance Sheets
                 (000's omitted, except per share data)
                               (unaudited)

                                      December 31,    March 31,   December 31,
                                          2003          2003          2002
                                      ------------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents             $  6,319       $  1,707     $  1,959
  Accounts receivable, less allowances
    of $9,459, $7,311, and $8,863,
    respectively                          55,552         56,806       54,873
  Inventories                             35,557         33,637       37,987
  Prepaid expenses                        12,828         13,521       13,423
  Assets held for sale                     1,615          1,785        2,500
  Deferred income tax benefits             5,085          5,085        7,966
                                      ------------  ------------  ------------
Total current assets                     116,956        112,541      118,708

  Property, plant and equipment, net      12,188         11,630       11,203
  Deferred Charges                         2,080          1,695        1,727
  Goodwill, net                           29,304         29,304       29,304
  Other intangible assets                    840            527          531
  Other Assets                             6,440          7,358        7,890
                                      ------------  ------------  ------------
Total Assets                            $167,808       $163,055     $169,363
                                      ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $ 20,305       $ 20,218     $ 23,318
  Accrued expenses                         9,991         13,835        9,453
  Deferred revenue                         7,171         11,493        6,805
  Dividends payable                          576            -            -
  Income taxes currently payable           3,452          2,379        3,330
  Current portion of long-term debt        3,022          3,622        3,322
                                      ------------  ------------  ------------
Total current liabilities                 44,517         51,547       46,228

  Long term debt                           2,308         22,330       36,930
  Deferred income taxes                      721            721          792
  Other liabilities                       21,705            590          863
  Minority interest                            9             43           49
  Commitments and contingencies              -              -            -
Shareholders' equity:
  Preferred stock, $1.00 par value,
   authorized 1,000,000 shares;
   none issued                               -              -            -
  Common stock, $1.00 par value,
   authorized 20,000,000 shares;
   issued  13,411,661, 13,350,431 and
   13,343,765 shares, respectively        13,412         13,350       13,344
  Class B stock, $1.00 par value,
    authorized 5,000,000 shares;
    issued 999,195, 1,024,795 and
    1,025,795 shares, respectively           999          1,025        1,025
  Additional paid-in capital              44,279         44,064       44,023
  Retained earnings                       39,858         29,385       26,109
                                      ------------  ------------  ------------
Total shareholders' equity                98,548         87,824       84,501
                                      ------------  ------------  ------------
Total Liabilities and Shareholders'
  Equity                                $167,808       $163,055     $169,363
                                      ============  ============  ============

(See Notes to Condensed Consolidated Financial Statements)





                 Thomas Nelson, Inc. and Subsidiaries
                  Consolidated Statements of Income
                 (000's omitted, except per share data)
                               (unaudited)
                                      Three Months Ended     Nine Months Ended
                                          December 31,          December 31,
                                      ------------------    ------------------
                                        2003      2002        2003      2002
                                      --------  --------    --------  --------
Net revenues                           $56,045   $53,774    $161,705  $157,020
Costs and expenses:
  Cost of goods sold                    32,200    36,646      94,251    95,240
  Selling, general and administrative   16,352    15,986      45,999    46,974
  Depreciation and amortization            563       444       1,683     1,567
                                      --------  --------    --------  --------
  Total expenses                        49,115    49,076     141,933   143,781
                                      --------  --------    --------  --------

Operating income                         6,930     4,698      19,772    13,239
Other income                               439       (27)        260      (102)
Interest expense                           229       792         716     2,382
                                      --------  --------    --------  --------
Income from continuing operations
  before income taxes                    6,262     3,933      18,796    10,959

Provision for income taxes               2,349     1,436       7,049     4,000
Minority interest                          (37)       11         (34)       49
                                      --------  --------    --------  --------
Income from continuing operations        3,950     2,486      11,781     6,910

Discontinued operations:
  Loss on disposal, net of taxes           -        -           (156)      -
                                      --------  --------    --------  --------
Net income                             $ 3,950   $ 2,486    $ 11,625  $  6,910
                                      ========  ========    ========  ========

Weighted average number of shares
Basic                                   14,403    14,369      14,393    14,368
                                      ========  ========    ========  ========
Diluted                                 15,140    14,475      14,777    14,613
                                      ========  ========    ========  ========

Net income per share, Basic:
  Income from continuing operations    $  0.27   $  0.17    $   0.82  $   0.48
  Loss from discontinued operations        -         -         (0.01)      -
                                      --------  --------    --------  --------
Net income per share                   $  0.27   $  0.17    $   0.81  $   0.48
                                      ========  ========    ========  ========

Net income per share, Diluted:
  Income from continuing operations    $  0.26   $  0.17    $   0.80  $   0.47
  Loss from discontinued operations        -         -         (0.01)      -
                                      --------  --------    --------  --------
Net income per share                   $  0.26   $  0.17    $   0.79  $   0.47
                                      ========  ========    ========  ========

(See Notes to Condensed Consolidated Financial Statements)



                 Thomas Nelson, Inc. and Subsidiaries
                       Statement of Cash Flows
                           (000's omitted)
                             (unaudited)

                                                     Nine Months Ended
                                                        December 31,
                                                    2003           2002
                                                 ----------     ----------

Cash Flows From Operating Activities:
Net income from continuing operations             $ 11,781       $  6,910
Adjustments to reconcile income to net cash
    provided by (used in) operations:
  Depreciation and amortization                      1,683          1,567
  Amortization of deferred financing fees              157            325
  Loss on sale of fixed assets and
    assets held for sale                                21             45
  Minority interest                                    (34)            49
Changes in assets and liabilities,
    net of acquisitions and disposals:
  Accounts receivable, net                             588          6,727
  Inventories                                        2,231          1,208
  Prepaid expenses                                     727          4,148
  Accounts payable and accrued expenses             (3,882)           455
  Deferred revenues                                 (4,322)        (4,417)
  Income taxes currently payable                     1,073          2,830
  Change in other assets and liabilities
    and deferred charges                             1,763         (1,176)
                                                 ----------     ----------
Net cash provided by continuing operations          11,786         18,671
                                                 ----------     ----------
Discontinued Operations
  Loss from discontinued operations                   (156)           -
  Federal income tax receivable (payable)           20,884          7,800
  Change in discontinued net assets                    195         (5,297)
                                                 ----------     ----------
Net cash provided by (used in) discontinued
     operations                                     20,923          2,503
                                                 ----------     ----------
Net cash provided by operating activities           32,709         21,174
                                                 ----------     ----------

Cash Flows From Investing Activities:
  Capital expenditures                              (2,261)        (3,669)
  Net proceeds from sales of proeprty, plant and
    equipment and assets held for sale                  45             24
  Purchase of net assets of acquired company        (4,559)           -
  Acquisition of publishing rights                    (375)           -
                                                 ----------     ----------
Net cash provided by (used in) investing
    activities                                      (7,150)        (3,645)
                                                 ----------     ----------
Cash Flows From Financing Activities:
  Payments under credit agreement, net             (17,000)       (13,100)
  Payments on long-term debt                        (3,622)        (3,022)
  Proceeds from issurance of common stock              251             17
  Other financing acitivities                         (576)           -
                                                 ----------     ----------
Net cash provided by (used in)
  financing activities                             (20,947)       (16,105)
                                                 ----------     ----------
Net increase (decrease) in cash and cash
    equivalents                                      4,612          1,424
Cash and cash equivalents at beginning of period     1,707            535
                                                 ----------     ----------
Cash and cash equivalents at end of period        $  6,319       $  1,959
                                                 ==========     ==========

Supplemental cash flow information:
    Dividends accrued and unpaid                  $    576       $    -
    Interest paid, net                            $  1,025       $  2,461
    Income taxes paid (refunded), net             $(12,840)      $ (6,630)


(See Notes to Condensed Consolidated Financial Statements)



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


Note B - Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities." SFAS No. 150 requires issuers to classify as liabilities (or assets, in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.


Note C - Stock-Based Compensation

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS
No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                       Three Months Ended    Nine Months Ended
                                          December 31,         December 31,
                                       ------------------    ------------------
                                         2003      2002         2003     2002
                                       --------  --------    --------  --------
Net income (in thousands):
  As reported                            $3,950    $2,486    $11,625    $6,910
                                       ========  ========    ========  ========
  Less:  additional stock-based
         employee compensation expense
         determined under fair-value
         based method for all awards,
         net of related tax effects         524       387      1,396     1,103
                                        ========  ========   ========  ========
           Pro forma                     $3,426    $2,099    $10,229    $5,807
                                        ========  ========   ========  ========

Net income per share:
  Basic --   As reported                 $ 0.27    $ 0.17      $ 0.81    $ 0.48
                                        ========  ========    ========  ========
             Pro forma                   $ 0.24    $ 0.15      $ 0.71    $ 0.40
                                        ========  ========    ========  ========
  Diluted -- As reported                 $ 0.26    $ 0.17      $ 0.79    $ 0.47
                                        ========  ========    ========  ========
             Pro forma                   $ 0.23    $ 0.15      $ 0.69    $ 0.40
                                        ========  ========    ========  ========


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

     The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

                                        December 31, 2003    December 31, 2002
                                       ------------------   ------------------
Expected annual future dividend payment  $0.16 per share              -
Expected stock price volatility               40.24%               38.87%
Risk free interest rate                        5.35%                5.91%
Expected life of options                      9 years              9 years


Note D - Inventories

Components of inventories consisted of the following (in thousands):

                                    December 31,      March 31,    December 31,
                                         2003           2003           2002
                                    -------------  -------------  -------------
Finished goods                         $33,461         $31,298       $35,821
Raw materials and work in process        2,096           2,339         2,166
                                    -------------  -------------  -------------
                                       $35,557         $33,637       $37,987
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



For the Three Months Ended      Publishing   Conferences    Other       Total
--------------------------      -----------  -----------  -----------  --------
December 31, 2003:
  Net Revenues                   $ 46,912       $ 9,133     $   -      $ 56,045
  Operating Income                  5,892         1,038         -         6,930
  Capital Expenditures                784             6         -           790
  Depreciation and Amortization       497            66         -           563

December 31, 2002:
  Net Revenues                   $ 46,216       $ 7,558     $   -      $ 53,774
  Operating Income                  3,467         1,231         -         4,698
  Capital Expenditures              2,052            35         -         2,087
  Depreciation and Amortization       381            63         -           444


For the Nine Months Ended
------------------------
December 31, 2003:
  Net Revenues                   $136,669       $25,036     $   -      $161,705
  Operating Income                 17,745         2,027         -        19,772
  Identifiable Assets             143,029        21,164       3,615     167,808
  Capital Expenditures              2,180            81         -         2,261
  Depreciation and Amortization     1,486           195         -         1,681

December 31, 2002:
  Net Revenues                   $130,787       $26,233     $   -      $157,020
  Operating Income                  8,977         4,262         -        13,239
  Identifiable Assets             144,566        20,297       4,500     169,363
  Capital Expenditures              3,603            66         -         3,669
  Depreciation and Amortization     1,376           191         -         1,567


Fiscal Year Ended March 31, 2003:
---------------------------------
  Net Revenues                   $187,599       $29,618     $   -      $217,217
  Operating Income                 14,684         4,242         -        18,926
  Identifiable Assets             136,786        22,484       3,785     163,055
  Capital Expenditures              4,493           103         -         4,596
  Depreciation and Amortization     1,808           253         -         2,061



Note F - Other Liabilities

     Other liabilities at December 31, 2003 include a liability which resulted from an income tax refund of $18.7 million received in April 2003. This tax refund was related to the disposal of the Company's C.R. Gibson gift division and was used to pay down existing debt. Further, the Company has reduced its current year income tax payments by approximately $2.2 million related to additional tax credits generated by the tax loss realized on the disposal of C.R. Gibson. Until such time that the Company can conclude that the position taken on its income tax returns will ultimately be sustained by the taxing authorities, the refund and the tax credits will be recorded as a non-current tax liability. If the Company's position is sustained, the Company will recognize the refund and the tax credits as income from discontinued operations.


Note G - Debt

     The Company's bank credit facility consists of a $65 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Credit Facility has a term of three years and matures on June 28, 2005. At December 31, 2003, the Company had no outstanding borrowings under the Credit Facility.

     At December 31, 2003, the Company had outstanding approximately $5.3 million in unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth, which are similarly calculated for each debt agreement. At December 31, 2003, the Company was in compliance with all covenants of these debt agreements.


Note H - Royalty Advances

     At December 31, 2003, March 31, 2003 and December 31, 2002, prepaid expenses include $9.1 million, $8.4 million and $9.2 million, respectively, of royalty advances for products that have been released to the market or are expected to be released within the next twelve months. At December 31, 2003, March 31, 2003 and December 31, 2002, other assets include $2.3 million, $2.9 million and $3.5 million, respectively, for royalty advances for products not expected to be released to the market within the next twelve months.


Note I - Acquisitions

     On September 19, 2003, the Company purchased substantially all of the assets of World Bible Publishers ("World") from RiversideWorld, Inc., which is a customer and competitor of the Company, for approximately $5.2 million. As of December 31, 2003, the Company had paid cash in the amount of $4.5 million and issued credit against accounts receivable from RiversideWorld in the amount of $0.7 million. World primarily publishes Bibles and Christian books and was headquartered in Iowa Falls, Iowa. The purchase price has been preliminarily allocated to the net assets acquired, based on their estimated fair values (inventory of $4.2 million and development cost for publication of Bibles of $1 million, which will be amortized over a five-year period).


Note J - Cash Dividend

     On August 21, 2003, the Company's Board of Directors declared a cash dividend of $0.04 per share of Common and Class B Common Stock. The dividend was paid on October 20, 2003 to shareholders of record on October 6, 2003.

     On November 20, 2003, the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend was paid on January 19, 2004 to shareholders of record on January 5, 2004.


Note K - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                    Three Months Ended     Nine Months Ended
                                       December 31,           December 31,
                                    ------------------     ------------------
                                       2003     2002         2003      2002
                                    --------  --------     --------  --------
Net income                           $ 3,950   $ 2,486      $11,625   $ 6,910
                                    ========  ========     ========  ========
BASIC EARNINGS PER SHARE:
  Weighted average shares
     outstanding                      14,403    14,369       14,393    14,368
                                    ========  ========     ========  ========
  Net income per share               $  0.27   $  0.17      $  0.81   $  0.48
                                    ========  ========     ========  ========
DILUTED EARNINGS PER SHARE:
  Basic weighted average shares
     outstanding                      14,403    14,369       14,393    14,368
  Dilutive stock options -
     based on treasury stock
     method using the average
     market price                        737       106          384       245
                                    --------  --------     --------  --------
   Total weighted average diluted
     shares                           15,140    14,475       14,777    14,613
                                    ========  ========     ========  ========
  Net income per share               $  0.26   $  0.17      $  0.79   $  0.47
                                    ========  ========     ========  ========

     Options that are not dilutive were excluded from the diluted weighted average share calculation and totaled approximately 95,184 for the fiscal year-to-date period ended December 31, 2003 and 51,000 for the quarter ended December 31, 2003.


Note L - Commitments and Contingencies

     On February 3, 2004, the Company received letter from one of its former customers that has filed for Chapter 11 bankruptcy. It indicated that the Company may have received preference transfers, in the form of cash and returned books, totaling approximately $1.7 million. We are evaluating the notice and intend to vigorously defend the matter. While resolution of this matter is not expected to materially affect the Company's liquidity, if all or a portion of these amounts were to be repaid, it would reduce the Company's net income in the amount of the repayment, net of tax.


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
         --------------------------------------------------------------------

Executive Summary
-----------------

     Thomas Nelson, Inc. publishes Bibles and books and hosts inspirational conferences, designed to appeal to the Christian and family-oriented lifestyle segments of the population. The Company's business strategy is to publish high-quality products and offer related conference services for the Christian and general retail markets. Thomas Nelson's Common Stock and Class B Common Stock are listed on the New York Stock Exchange under the symbols TNM and TNMB, respectively. More information can be found in our Annual Report on Form 10-K.

     With a 4% increase in Revenues for the fiscal third quarter ended December 31, 2003, the Company posted a 59% increase in Net Income. On a fiscal year-to-date basis, we had a 3% increase in sales and achieved a 68% increase in Net Income. Our publishing product segment has enjoyed a very successful period of publishing a number of best-selling books. Six of our books have appeared on the New York Times bestseller list in the past 12-month period. Our conference segment had a good quarter from a revenue standpoint, but is behind our expectations for the fiscal year-to-date period. We believe the war in Iraq and the smaller venues for the earlier events in this fiscal year were the primary reasons for the decline in ticket sales. However, conference revenues were up 20% in the current quarter over last years' comparable period, driven by higher attendance levels and product sales.
We are ahead of the prior year in pre-selling tickets for the next conference theme, which changes on a calendar year basis.

     We have experienced higher gross margin percentages over the past few quarters. We believe these improvements are primarily due to the following matters. First, we have published a number of products that have been well received in the marketplace, including the general trade and mass markets outside our core channels. Second, we have incurred less obsolescence costs associated with lower inventory levels and the end of the "Word" trademark license as of December 31, 2002. Third, we have achieved an improved percentage of earnings against royalty advances driven by the strong performance of some of our recent publishing offerings. Fourth, we have experienced a slight shift in product mix to higher margin book products from lower margin Bible products. While we expect to maintain these higher gross margin percentages, we are mindful of the uncertainties inherent in our business, as well as the need to continue to develop products that will be widely accepted in the marketplace, to maintain an appropriate product mix and to pursue new opportunities. Please refer to the Cautionary Note on Forward Looking Statements.

     We are experiencing a difficult business environment in the Christian Bookselling Association (CBA) retail market, our historical "core" market. Based on information that we receive from our customers, salespeople and other market sources, we believe that this market will produce another year of flat-to-down sales. We believe there are shifts within this market where the larger chains continue to grow at the expense of the sole-proprietors. Also, we believe this market is losing sales to the general trade and mass merchandisers. Notwithstanding this environment, on a year to date basis, we have maintained our sales levels in the CBA market. Accordingly, we believe that we have actually gained market share in the CBA. We will continue striving to gain market share in the CBA; however, it appears that the Company's highest growth potential lies in the general markets and school fund raising programs. Some of our efforts in these areas include a new Nelson Business imprint, a new Christian fiction imprint (WestBow Press) and our Cool Springs Press state-by-state gardening book line.

     This summary should be read together with the complete Management's Discussion and Analysis and the related financial statements and notes thereto.


Cautionary Note On Forward-Looking Statements
---------------------------------------------

     Management's discussion and analysis includes certain forward-looking statements. Actual results could differ materially from those in the forward-looking statements, and a number of factors may affect future results, liquidity and capital resources. These factors include, but are not limited to, softness in the retail environment, the timing and acceptance of products being introduced to the market, the level of product returns experienced, the level of margins achievable in the marketplace, the collectibility of accounts receivable, recoupment of royalty advances, the effects of acquisitions or dispositions, the financial condition of our customers and suppliers, the realization of inventory values at carrying amounts, our access to capital, the realization of income tax assets (including the outcome of any future Internal Revenue Service audits), and the realization or impairment of intangible assets. Future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy. The Company disclaims any intent or obligation to update forward-looking statements.


OVERVIEW
--------

     The following table sets forth for the periods indicated certain selected statements of income data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                        Nine Months Ended
                                          December 31,    Fiscal Year-to-Year
                                        ----------------        Increase
                                          2003    2002         (Decrease)
                                        -------  -------  -------------------
                                         (%)      (%)            (%)
Net revenues:
  Publishing                              84.5     83.3           4.5
  Conferences                             15.5     16.7          (4.6)
                                        -------  -------  -------------------
Total net revenues                       100.0    100.0           3.0

Expenses:
  Cost of goods sold                      58.3     60.7          (1.0)
  Selling, general and administrative     28.5     30.0          (2.1)
  Depreciation and amortization            1.0      1.0          (7.3)
                                        -------  -------  -------------------
    Total expenses                        87.8     91.7          (1.3)
                                        -------  -------  -------------------
Operating income                          12.2      8.3          49.3
                                        -------  -------  -------------------
Net income                                 7.0      4.4          72.6
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


Results of Operations
---------------------

Consolidated Results - Third Quarter of Fiscal 2004
                       Compared with Third Quarter of Fiscal 2003
-----------------------------------------------------------------

     Net revenues for the three months ended December 31, 2003 increased
$2.3 million, or 4%, from the same period in the prior year. Net revenues from publishing products increased $0.7 million, or 2%. The increase in publishing revenues is primarily due to increased sales from the World Publishing acquisition. Net revenues from conferences increased $1.6 million or 21%, primarily due to slightly higher attendance per event and increased product sales. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold decreased for the three months ended December 31, 2003 by $0.4 million, or 1% from the same period in the prior year, and as a percentage of net revenues, decreased to 57% from 61% in the prior year. This decrease as a percentage of net revenues is attributable to strong-performing publishing product sales occurring in a higher margin product and market mix. Also, the prior year's cost of goods sold was higher than normal due to a higher level of royalty advance write-offs, free freight given to customers and obsolescence charges from liquidating inventory produced under the imprint with the "Word" name, as the Company's licensing agreement using the "Word" name expired. The "Word" name was licensed for use in fiscal 1998 in conjunction with the sale of the Company's former Word Music division.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the three months ended December 31, 2003 increased $0.4 million, or 2.3% from the same period in the prior year. These expenses, expressed as a percentage of net revenues, decreased to 29% from 30% in the prior year. This reduction is primarily attributable to planned reductions in advertising expenditures. The Company's avertising strategy emphasizes advertising fewer products and focusing on products management believes may enjoy widespread acceptance in the marketplace.

     Depreciation and amortization for the three months ended December 31, 2003, as compared to the three months ended December 31, 2002, were relatively unchanged.

     Interest expense for the three months ended December 31, 2003 was $0.2 million, a decrease of $0.6 million from the same period in the prior year due to lower debt levels.

     The provision for income taxes has been increased from 36.5% to 37.5% for the current fiscal year due to increased business activity in states with higher income tax rates without the benefit of state net operating loss carry forwards that existed in prior periods and accruals for other tax items.


Consolidated Results - First Nine Months of Fiscal 2004
                       Compared with the First Nine Months of Fiscal 2003
-------------------------------------------------------------------------

     Net revenues for the nine months ended December 31, 2003 increased
$4.7 million, or 3%, from the same period in the prior year. Net revenues from publishing products increased $5.9 million, or 4%, primarily due to a strong performance by the book divisions and increased revenues from the World Publishing acquisition, despite continued softness in the CBA channel. Net revenues from conferences decreased $1.2 million or 5%, primarily due to lower attendance levels earlier in the fiscal year compared to the prior year.
We believe the lower attendance levels were primarily due to the war in Iraq and the smaller venues of the early conferences, compared to the prior year period. The same number of conferences were held this year compared to the prior year's period. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold decreased for the nine months ended December 31, 2003 by $1.0 million, or 1.0% from the same period in the prior year, and as a percentage of net revenues, decreased to 58% from 61% in the prior year. This decrease as a percentage of net revenues is primarily attributable to strong-performing publishing products with the increase in sales occurring in a higher margin product and market mix, partially offset by lower attendance levels at conference events with fixed costs. Also, the prior year's cost of goods sold, as a percentage of net revenues, was slightly higher than normal due to higher levels of royalty advance and obsolescence losses noted previously.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the nine months ended December 31, 2003 decreased $1.0 million, or 2% from the same period in the prior year. These expenses, expressed as a percentage of net revenues, decreased to 28% from 30% in the prior year period. This reduction is primarily attributable to curtailed advertising expenses and lower lease expense due to fewer leased facilities.

     Depreciation and amortization for the nine months ended December 31, 2003, as compared to the nine months ended December 31, 2002, were relatively unchanged.

     Interest expense for the nine months ended December 31, 2003 was $0.7 million, a decrease of $1.7 million from the same period in the prior year due to lower debt levels.

     The provision for income taxes has been increased from 36.5% to 37.5% for the current fiscal year due to increased business activity in states with higher income tax rates without the benefit of state net operating loss carry forwards that existed in prior periods, and accruals for other tax items.


Liquidity and Capital Resources
-------------------------------

     At December 31, 2003, the Company had approximately $6.3 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At December 31, 2003, the Company had working capital of $72.4 million.

     Net cash provided by continuing operations was $11.8 million for the nine months ended December 31, 2003 and $18.7 million for the same period last year. Cash provided by continuing operations during the nine months ended December 31, 2003 was principally attributable to net income from continuing operations. Cash provided by continuing operations during the nine months ended December 31, 2002 was principally attributable to income from continuing operations and the collection of accounts receivable.

	In April 2003, the Company received an income tax refund of $18.7 million. This tax refund was related to the recognition of a loss on disposal of the Company's C.R. Gibson gift division and was used to pay down debt. Further, the Company has reduced its current year income tax payments by approximately
$2.2 million related to additional tax credits generated by the tax loss realized on the disposal of C.R. Gibson. Until such time that we conclude that the position taken on our income tax returns will ultimately be sustained by the taxing authorities, the refund and the tax credits will be recorded as a non-current tax liability. If the Company's position is sustained, the Company will recognize the refund and the tax credits as income from discontinued operations.

     Fiscal year-to-date capital expenditures have totaled approximately $2.3 million, primarily consisting of building improvements, computer software and equipment. During the remainder of fiscal 2004, the Company anticipates capital expenditures of approximately $1.7 million, primarily consisting of building improvements and computer software and equipment.

     The Company's bank credit facility consists of a $65 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Credit Facility has a term of three years and matures on June 28, 2005. At December 31, 2003, the Company had no outstanding borrowings under the Credit Agreement.

     At December 31, 2003, the Company had outstanding approximately $5.3 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at rates from 6.68% to 8.31% due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth. At December 31, 2003, the Company was in compliance with all covenants of these debt agreements.

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


Contractual                          Payments Due by Fiscal Year
Commitments         ------------------------------------------------------------
(in 000's)           Year 1    Year 2    Year 3    Year 4   Thereafter   Total
------------------  --------  --------  --------  --------  ----------  --------
Long-term debt      $ 3,022   $ 2,308    $  -      $  -       $  -      $ 5,330
Inventory purchases   5,860     5,703     5,000     5,000      4,583     26,146
Operating leases      1,462     1,002       525       402      1,001      4,392
Royalty advances      3,112     3,681     1,550       928        189      9,460
                    --------  --------  --------  --------  ----------  --------
Total obligations   $13,456   $12,694    $7,075    $6,330     $5,773    $45,328
                    ========  ========  ========  ========  ==========  ========
</TABLE


     On August 21, 2003, the Company's Board of Directors declared a cash dividend of $0.04 per share of Common and Class B Common Stock. The dividend was paid on October 20, 2003 to shareholders of record on October 6, 2003.

     On November 20, 2003, the Company's board of directors declared a cash dividend of $.04 per share of Common and Class B Common Stock. The dividend was paid on January 19, 2004 to shareholders of record on January 5, 2004.


Accounting Pronouncements
-------------------------

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS
No. 150, "Accounting for Certain Financial Instruments with Characteristics of
Both Liabilities and Equities." SFAS No. 150 requires issuers to classify as liabilities (or assets, in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     As of and for the period ended December 31, 2003, there have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual
Report on Form 10-K for the fiscal year ended March 31, 2003.


Item 4.  Controls and Procedures

     The Chairman and Chief Executive Officer (principal executive officer) and the Executive Vice President and Secretary (principal financial and accounting officer) have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chairman and Chief Executive Officer and the Executive
Vice President and Secretary concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the Company's reports that it files or submits to the SEC under the Securities Exchange Act of 1934 has been made known to them in a timely fashion. There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits required by Item 601 of Regulation S-K

              Exhibit
              Number
              -------

                31.1 - Certifications of the Chairman and Chief Executive
                       Officer and the Executive Vice President and Secretary
                       (Principal Financial and Accounting Officer) of the
                       Company pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                32.1 - Certifications of the Chairman and Chief Executive
                       Officer and the Executive Vice President and Secretary
                       (Principal Financial and Accounting Officer) of the
                       Company Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

               - On November 20, 2003, the Company furnished a curent report on
                 Form 8-K to announce the Board's declaration of a cash dividend to be paid on January 19, 2004.

               - On February 12, 2004, the Company furnished a current report on Form 8-K to announce the results and financial condition for the third quarter of fiscal 2004.



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Thomas Nelson, Inc.
                                                    (Registrant)


Date:  February 13, 2004                     By:   /s/ Joe L. Powers
      -------------------                        ------------------------
                                                      Joe L. Powers
                                                 Executive Vice President
                                                 (Principal Financial and
                                                    Accounting Officer)



                                  INDEX TO EXHIBITS

Exhibit
Number
-------

  31.1 - Certifications of the Chairman and Chief Executive Officer and the
         Executive Vice President and Secretary (Principal Financial and
         Accounting Officer) of the Company pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 - Certifications of the Chairman and Chief Executive Officer and the
         Executive Vice President and Secretary (Principal Financial and
         Accounting Officer) of the Company Pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002