Form 10-K
period 2004-03-31
THOMAS NELSON INC
filed 2004-06-14
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
	                      Washington, D.C.  20549



	                             FORM 10-K
	           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
	               OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended March 31, 2004
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

     As of September 30, 2003, the Registrant had outstanding 13,373,396 shares of Common stock and 1,024,795 shares of Class B common stock. On such date the aggregate market value of shares of common stock and Class B common stock held by nonaffiliates was approximately $199 million. The market value calculation was determined using the closing sale price of the Registrant's common stock and Class B common stock on September 30, 2003, as reported on The New York Stock Exchange.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                              Documents from which portions
       Part of Form 10-K                      are incorporated by reference
-------------------------------               ------------------------------

PART II

Item 5  -  Market for Company's Common       Page 40 of Annual Report to
           Equity, Related Shareholder          Shareholders for year ended
           Matters, and Issuer Purchases        March 31, 2004 (market price
           of Equity SEcurities                 and dividend information only)

Item 6  -  Selected Financial Data           Page 12 of Annual Report to
                                                Shareholders for year ended
                                                March 31, 2004

Item 7  - Management's Discussion and        Pages 18 to 22 of Annual Report
          Analysis of Financial Condition       to Shareholders for year ended
          and Results of Operations             March 31, 2004

Item 7A - Quantitative and Qualitative       Page 17 of Annual Report to
          Disclosures about Market Risk         Shareholders for year ended
                                                March 31, 2004

Item 8  - Financial Statements and           Pages 19 to 37 of Annual
          Supplementary Data                    Report to Shareholders for
                                                year ended March 31, 2004

PART III

Item 10 - Directors and Executive Officers   To be included in Company's Proxy
          of the Company                        Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 19, 2004, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.

Item 11 - Executive Compensation             To be included in Company's Proxy
                                                Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 19, 2004, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.

Item 12 - Security Ownership of Certain      To be included in Company's Proxy
          Beneficial Owners and Management      Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 19, 2004, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.


Item 13 - Certain Relationships and          To be included in Company's Proxy
          Related Transactions                  Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 19, 2004, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.

Item 14 - Principal Accountant Fees          To be included in Company's Proxy
          and Services                          Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 19, 2004, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.





                                    PART I

Item 1.  Business

     Thomas Nelson, Inc. (the "Company"), incorporated in 1961, is a leading publisher, producer and distributor of books emphasizing Christian, inspirational and family value themes and believes it is the largest commercial publisher of the Bible in English language translations. The Company believes it is the largest publisher of Christian and inspirational Bibles and books in the United States. The Company also hosts inspirational conferences. The financial performance of our publishing and conference segments is reflected in
Note V to our consolidated financial statements.


PUBLISHING

     The Company's book publishing division publishes and distributes hardcover and trade paperback books emphasizing Christian, inspirational and family value themes. The Company believes it is the largest publisher of Christian and inspirational books in the United States. Books are published by the Company under several imprints including Thomas Nelson(R), W Publishing(TM),
J. Countryman(R), Tommy Nelson(R), Rutledge Hill Press(R), Cool Springs Press(TM), WestBow Press, Caribe-Betania Editores, Nelson Electronic and Reference, WND Books, and World Publishing, and consist generally of inspirational, trade, gift, children's and reference books emphasizing Christian and family values themes. The Company distributes books primarily through Christian bookstores, general bookstores, mass merchandisers and direct sales to consumers, churches, and ministries.

     In fiscal 2004, 2003 and 2002, the Company released 480, 523 and 699 new book titles, respectively. The Company publishes and distributes some of the best known communicators in Christian and inspirational publishing, including Carolyn Arends, Henry Blackaby, Kenneth Boa, Dr. Don Colbert, Ted Dekker, Lewis Drummond, John Eldredge, Billy Graham, Franklin Graham, John Hagee, Hank Hanegraaf, Jack Hayford, Benny Hinn, Angela Hunt, Barbara Johnson, Thomas Kinkade, Anne Graham Lotz, Max Lucado, John C. Maxwell, John MacArthur, Frank Peretti, Pat Robertson, Dr. Charles Stanley, Charles Swindoll, Tommy Tenney, and Bruce Wilkinson. In addition, the Company maintains a backlist of over 1,000 titles, which provides a stable base of recurring revenues as many popular titles continue to generate significant sales from year to year. Backlist titles accounted for approximately 49% of the book division's net revenues in fiscal 2004. Authors and titles are supported through radio, television, cooperative advertising, author appearances, in-store promotions, print advertising and other means.

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

     Virtually all Bibles and Bible products currently published in the United States are based on one of fourteen major translations. Of these fourteen translations, thirteen are protected by copyright laws, which grant the copyright owner the exclusive right, for a limited term, to control the publication of such translation. The Company publishes Bibles and Bible products based on nine of the fourteen major translations, of which three are exclusive to the Company as a result of copyright ownership or licensing arrangements (see "Copyrights and Royalty Agreements"). Approximately 46% of the Company's net revenues from Bible publishing in fiscal 2004 were generated through sales of its proprietary Bible products.

     The following table sets forth the nine major Bible translations, in the English language, currently published by the Company:

                                                     Date First   Proprietary
Translation                                          Published  to the Company
-----------                                          ---------- --------------
King James Version (KJV)                                1611         No
New American Standard Bible (NASB)                      1960         No
Revised Standard Version, Catholic Edition (RSVCE)      1965         No
New American Bible (NAB)                                1970         No
New King James Version(TM) (NKJV)(R)                    1982         Yes
International Children's Bible (ICB)                    1983         Yes
New Century Version (NCV)                               1984         Yes
New Revised Standard Version (NRSV)                     1990         No
New Living Translation (NLT)                            1996         No


     The KJV, currently published in its fourth revision, is the most widely distributed of all English translations of the Bible. In 1975, the Company commissioned the fifth revision of the KJV resulting in the publication of the proprietary NKJV(R) in 1982.

     Electronic Bibles and biblical reference books are published under the Nelson Electronic and Reference Publishing(TM) imprint. These products include electronic collections centered on Bible study; electronic libraries featuring well-known authors, such as Jack Hayford, John MacArthur, John Maxwell, Max Lucado and Charles Stanley; and software for preparing Bible study lessons.
The Company believes it has achieved a leadership position in the industry with its electronic publications, and is aggressively pursuing new digital formats of publication and distribution as they develop, such as the Internet and emerging portable book technologies.

     The Company continually seeks to expand its Bible product line by developing or aiding in the development of new translations and editions and seeking new publishing opportunities. The Company also continually makes editorial, design and other changes to its existing line of Bibles and other Bible products in an effort to increase their marketability. The Company currently publishes approximately 2,000 different Bibles and biblical reference products such as commentaries, study guides and other popular Bible help texts. Styles range from inexpensive paperbacks to deluxe leather-bound Bibles to CD-ROM to audio and video products. Different editions of a particular Bible translation are created by incorporating additional material, such as study helps, concordances, indices and Bible outlines, or artwork, into the biblical text. These editions (which are generally proprietary to the Company regardless of whether or not the Company holds proprietary rights to the underlying Bible translation) are targeted to the general market or positioned for sale to specific market segments.


CONFERENCES

     Women of Faith(R) hosts inspirational conferences and has an Internet portal, womenoffaith.com. Both are designed to foster a community setting for Christian women and to introduce women to a lifestyle of God's Grace. The Company benefits through conference attendance fees and the sale of Christian products at the conferences. In fiscal year 2004, Women of Faith hosted 29 conferences throughout North America, which attracted over 400,000 participants.

     Womenoffaith.com is an on-line community of women who gather to build relationships with one another. Founded in June 1999, Womenoffaith.com created a place where Christian women from all over the world come to share their life experiences and faith with one another. The conferences and the Internet site both provide opportunities to market and sell inspirational products.


MARKETING, DISTRIBUTION AND PRODUCTION

     The principal market channels through which the Company markets its products domestically are Christian bookstores, which include national chains and stores owned independently; general bookstores, including national chains such as Barnes & Noble(R) and Borders(R); mass merchandisers such as Costco(R), Target(R), Wal-Mart(R) and Sam's(R) Wholesale Club and directly to consumers through direct mail, telemarketing, inspirational conferences and the Internet. The Company services these market channels through its sales force and through wholesalers or jobbers servicing bookstores, gift stores, other retail outlets and libraries.

     As of March 31, 2004, the Company employed a sales force of approximately 120 people and maintained 24-hour-a-day telemarketing capability. These employees service over 30,000 retail accounts and 25,000 church related accounts. Customer orders are usually shipped through a variety of common carriers, as well as by UPS(R), FedEx(R) and parcel post. No single customer accounted for more than 10% of net revenues during fiscal 2004.

     The Company contracts with a number of foreign publishers to translate the Company's English titles into foreign languages. The Company typically retains publishing rights to the titles translated.

     The Company distributes its products internationally in South America, Europe, Australia, New Zealand, Africa, the Far East, Mexico and Canada. In fiscal 2004, the Company's export operations accounted for less than 10% of the Company's total net revenues.

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

     The most important factor with respect to the competitive position of the Company is the contractual relationships it establishes and maintains with authors. The Company competes with other book publishing companies, both Christian and secular, for signing top authors. The Company's ability to sign and re-sign popular authors depends on a number of factors, including distribution and marketing capabilities, the Company's management team and the royalty and advance arrangements offered. The Company believes its relationships with its authors, which are based on its reputation in the publishing industry, its marketing and distribution experience and its management expertise, give it a competitive advantage in signing and maintaining contracts with top Christian and inspirational authors.


EMPLOYEES

     As of March 31, 2004, the Company employed approximately 600 persons. The Company has not suffered any work stoppages as a result of labor disputes in recent years and considers relations with its employees to be good.


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


EXECUTIVE OFFICERS

     Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Following is certain information regarding the executive officers of the Company:

          Name            Age        Position with the Company
--------------------  ----------  -------------------------------
     Sam Moore            74      Chairman of the Board, Chief Executive
                                    Officer and Director
     Michael S. Hyatt     48      President and Chief Operating Officer
     Joe L. Powers        58      Executive Vice President and Secretary
     Vance Lawson         45      Senior Vice President, Finance and
                                    Operations Group
     Philip Stoner        44      Executive Vice President and Publisher,
                                    Thomas Nelson Bible & Reference Group

     Except as indicated below, each executive officer has been an employee of the Company as his principal occupation for more than the past five years.

     Sam Moore has been Chairman of the Board, Chief Executive Officer, and a Director of the Company since its founding in 1961. He was also President until January 2004.

     Michael S. Hyatt was appointed President and Chief Operating Officer of the Company in January 2004. He has been with the Company since February 1998. In February 2003, he was appointed Executive Vice President and Publisher of the Thomas Nelson Book Group. Previously, Mr. Hyatt served as Executive Vice President and Group Publisher for Nelson Books, Tommy Nelson, Rutledge Hill Press, Cool Springs Press and the Nelson Multi Media divisions; Executive Vice President and Publisher of Nelson Books; Senior Vice President and Publisher of Nelson Books and Senior Vice President and Associate Publisher of Nelson Books. Mr. Hyatt was previously a partner with Wolgemuth & Hyatt, a literary agency, from 1992 to 1998.

     Joe L. Powers was appointed Executive Vice President and Secretary (principal financial and accounting officer) of the Company in 1995. Previously, Mr. Powers served as a Vice President of the Company since 1980.

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


Item 2.  Properties

     The Company's executive, editorial, sales and production offices are primarily located at its corporate headquarters at 501 Nelson Place in Nashville, Tennessee. These facilities are housed in a 74,000 square foot building completed in 1981, which is owned by the Company.

     The Company's major warehouse facilities, which are owned by the Company are located in a building containing approximately 275,000 square feet adjacent to its corporate headquarters in Nashville, Tennessee. This includes a 95,000 square foot building, which was completed in fiscal 1976, and additions to the warehouse and distribution center of approximately 120,000 and 60,000 square feet, which were completed during fiscal 1993 and 2003, respectively.

The Company's significant leased properties are described below:

                                             Square     Annual      Lease
   Location            Use/Segment            Feet       Rent     Expiration
--------------   -------------------------   ------   ---------   ----------
Nashville, TN    Sales office/publishing     38,000    $745,000     11/2005
Plano, TX        Office/Women of Faith       23,931    $340,000     10/2010


     All building improvements on the properties are brick veneer, metal or block construction and are considered adequate and suitable by the Company for the purposes for which they are used.

     The Company's machinery and equipment are located in Nashville, Tennessee and Plano, Texas and consist primarily of computer equipment, warehousing and shipping racks, conveyors and other material handling equipment and office equipment. Such machinery and equipment are in good repair and adequate for the Company's present operations. All such equipment, other than a portion of the computer equipment and office equipment that is leased, is owned by the Company.

     The Company's properties are operated near capacity. The warehouse currently operates two daily shifts and could run three daily shifts, if necessary. Additional personnel are employed as required.


Item 3.  Legal Proceedings

     On February 3, 2004, the Company received a letter from one of its former customers that has filed for Chapter 11 bankruptcy. It indicated that the Company may have received preference transfers, in the form of cash and returned books, totaling approximately $1.7 million. We are evaluating the notice and intend to vigorously defend the matter. While resolution of this matter is not expected to materially affect the Company's liquidity, if all or a portion of these amounts were to be repaid, it would reduce the Company's net income in the amount of the repayment, net of tax.

     The Company is subject to various other legal proceedings, claims and liabilities that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of its security holders during the last quarter of its fiscal year ended March 31, 2004.


                                    PART II


Item 5. Market for the Company's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

     Incorporated by reference to the Annual Report to Shareholders for the year ended March 31, 2004 (the "Annual Report").

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

Item 8.  Financial Statements and Supplementary Data

     Incorporated by reference to the Annual Report. Includes selected unaudited quarterly financial data for the years ended March 31, 2004 and 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

     The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934
(the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to its management, including its Chairman and Chief Executive Officer (principal executive officer) and Executive Vice President and Secretary (principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chairman and Chief Executive Officer and its Executive Vice President and Secretary, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chairman and Chief Executive Officer and the Executive Vice President and Secretary concluded that the Company's disclosure controls and procedures were effective.

     There were no changes in the Company's internal controls over financial reporting during the Corporation's fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the sytem are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


                                 PART III

Item 10.  Directors and Executive Officers of the Company

     Information regarding the directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 19, 2004 (the "Proxy Statement"), to be filed within 120 days of March 31, 2004 with the Commission pursuant to Regulation 14A under the Exchange Act. Information regarding the Company's executive officers is contained in Part I, Item 1 herein.

Item 11.  Executive Compensation

     Incorporated by reference to the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information about security ownership of certain beneficial owners is incorporated by reference to the Proxy Statement.

     The Company does not maintain any equity compensation plans under which stock may be issued except those approved by the Company's shareholders. The table set forth below provides certain information as of March 31, 2004 with respect to the Company's equity compensation plans:

                      EQUITY  COMPENSATION PLAN INFORMATION
                         A                    B                    C
                -------------------- ------------------- --------------------
                Number of securities
                 to be issued upon                        Number of securities
                    exercise of      Weighted-average     available for future
                outstanding options,  exercise price     issurance under equity
                warrants and rights   of outstanding       compensation plans
                -------------------- options, warrants   (excluding securities
 Plan Category   Common     Class B    and rights        reflected in Column A)
 -------------  ---------  --------- ------------------- ---------------------
Equity
compensation                                                         Common or
plans approved   1,552,143   305,000       $10.86          700,000   Class B
by security                                                          Common
holders
-------------------------------------------------------------------------------


Item 13.  Certain Relationships and Related Transactions

     Incorporated by reference to the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

     Incorporated by reference to the Proxy Statement.


                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of Report

     1.  Financial Statements

     The following consolidated financial statements of the Company included in the Annual Report are incorporated herein by reference as set forth in
Part II, Item 8:

   Consolidated statements of operations --
        years ended March 31, 2004, 2003 and 2002
   Consolidated balance sheets -- March 31, 2004 and 2003
   Consolidated statements of shareholders' equity and comprehensive income -- years ended March 31, 2004, 2003 and 2002
   Consolidated statements of cash flow --
        years ended March 31, 2004, 2003 and 2002
   Notes to consolidated financial statements
   Report of KPMG LLP, Independent Public Accountants
   Copy of Report of Arthur Andersen LLP, Independent Public Accountants


            RISK RELATING TO ARTHUR ANDERSEN LLP'S LACK OF CONSENT

     ARTHUR ANDERSEN LLP WERE THE INDEPENDENT ACCOUNTANTS FOR THE COMPANY
UNTIL MAY 10, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF THE COMPANY APPEARING IN THIS FORM 10-K, AND WE HAVE DISPENSED WITH THE REQUIREMENTS TO FILE THEIR CONSENT IN RELIANCE UPON RULE 437A UNDER THE SECURITIES ACT OF 1933. THE REPORT OF ARTHUR ANDERSEN LLP INCLUDED HEREWITH IS A COPY OF THE LATEST SIGNED AND DATED REPORT ISSUED BY ANDERSEN AND SUCH REPORT HAS NOT BEEN REISSUED BY ANDERSEN. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, INVESTORS WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER
SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR
ANDERSEN LLP THAT ARE INCLUDED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.


     2.  Financial Statement Schedules

     The following consolidated financial statement schedules are included herein:
                                                                       Page
                                                                       ----
Report of KPMG LLP, Independent Public Accountants                      51
Copy of Report of Arthur Andersen LLP, Former Independent Public
     Accountants                                                        51
Schedule II -- Valuation and Qualifying Accounts and Allowances         56

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

10.14 -- Employment Agreement dated as of July 7, 2000 between the Company and Mike Hyatt (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)*

10.15 -- Employment Agreement dated July 8, 1998, between the Company and Phil Stoner (filed as Exhibit 10.19 to the Company's Annual Report
         Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)*

10.16 -- Amendment to Thomas Nelson, Inc. Amended and Restated 1992 Employee Stock Incentive Plan (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003 and incorporated herein by referece)*

10.17 -- Thomas Nelson, Inc. 2003 Stock Incentive Plan, as adopted on
         August 21, 2003 (filed as Appendix B to the Company's Proxy Statement dated July 11, 2003, for the Annual Meeting of Shreholders held on August 21, 2003, and incorporated herein by reference)*

10.18 -- Employment Agreement dated May 25, 2004 between the Company and Michael S. Hyatt*

13    -- Thomas Nelson, Inc. Annual Report to Shareholders for the year ended
         March 31, 2004 (to the extent of portions specifically incorporated herein by reference)

14    -- Code of Business Conduct and Ethics

21    -- Subsidiaries of the Company

23    -- Reports on Schedule and Consents of Independent Registered
         Accounting Firms

31.1 -- Certification of Sam Moore, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -- Certification of Joe L. Powers, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -- Certification of Sam Moore, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.

32.2 -- Certification of Joe L. Powers, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.

------------------------
     *Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

     - On February 12, 2004, the Company furnished a current report on Form 8-K to announce the results and financial condition for the third quarter of fiscal 2004.

     - On February 19, 2004, the Company furnished a current report on Form 8-K to announce that the Board of Directors had declared a cash dividend.

     - On May 19, 2004, the Company furnished a current report on Form 8-K to announce the results and financial condition for the fourth quarter of fiscal 2004.


     The information contained in this Annual Report on Form 10-K includes statements that are forward-looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statemetns. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 2004 Annual Report to Shareholders, portions of which are incorporated by reference in this Annual Report on Form 10-K.


                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THOMAS NELSON, INC.

                                     By:  /s/ Sam Moore
                                          -----------------------
                                          Sam Moore
                                          Chief Executive Officer

                                   Date:  June 14, 2004


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                 Title                           Date
   ---------------------    ---------------------            -----------------


  /s/ Sam Moore                Chairman of the Board of         June 14, 2004
----------------------------   Directors and Chief
      Sam Moore                Executive Officer
                               (Principal Executive Officer)


  /s/ Joe L. Powers             Executive Vice President and    June 14, 2004
----------------------------    Secretary (Principal Financial
      Joe L. Powers             and Accounting Officer)


  /s/ Ronald W. Blue            Director                        June 14, 2004
-----------------------------
      Ronald W. Blue


  /s/ Jesse T. Correll          Director                        June 14, 2004
-----------------------------
      Jesse T. Correll


  /s/ Brownlee O. Currey, Jr.   Director                        June 14, 2004
-----------------------------
      Brownlee O. Currey, Jr.


  /s/ W. Lipscomb Davis, Jr.    Director                        June 14, 2004
-----------------------------
      W. Lipscomb Davis, Jr.


  /s/ S. Joseph Moore           Director                        June 14, 2004
-----------------------------
      S. Joseph Moore


  /s/ Millard V. Oakley         Director                        June 14, 2004
-----------------------------
      Millard V. Oakley


                               SCHEDULE II
               VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

                                            March 31,   March 31,   March 31,
                                              2004        2003        2002
                                           ----------  -----------  -----------
Allowance for Sales Returns:
---------------------------
  Balance at beginning of period          $ 6,046,000  $ 4,984,000  $ 4,637,000
  Additions:
    1.  Charged to costs and expenses      40,058,000   38,728,000   36,423,000
  Deductions:
    1.  Charge-offs                        39,312,000   37,666,000   36,076,000
                                          -----------  -----------  -----------
  Balance at end of period                $ 6,792,000 $  6,046,000 $  4,984,000
                                          ===========  ===========  ===========

Allowance for Doubtful Accounts:
-------------------------------
  Balance at beginning of period          $ 1,265,000  $ 1,435,000  $ 1,538,000
  Additions:
    1.  Charged to costs and expenses       1,262,000    1,463,000    4,535,000
    2.  Charged to other accounts                -            -       1,365,000
  Deductions:
    1.  Charge-offs                         1,368,000    1,633,000    6,003,000
                                          -----------  -----------  -----------
  Balance at end of period                $ 1,159,000  $ 1,265,000  $ 1,435,000
                                          ===========  ===========  ===========

Discontinued Operations:
-----------------------
  Balance at beginning of period          $   128,000  $ 6,313,000  $ 2,032,000
  Additions:
    1.  Charged to costs and expenses         208,000         -       6,313,000
  Deductions:
    1.  Charge-offs                           178,000    6,185,000    1,265,000
    2.  Charge to other accounts                 -            -         767,000
                                           ----------  -----------  -----------
  Balance at end of period                $   158,000  $   128,000  $ 6,313,000
                                          ===========  ===========  ===========




                            INDEX TO EXHIBITS

Exhibit                                                                Page
Number                     Description                                 Number
------                     -----------                                 ------

10.18 -- Employment Agreement dated May 25, 2004 between
         the Company and Michael S. Hyatt................................18

13    -- Thomas Nelson, Inc. Annual Report to Shareholders
         for the year ended March 31, 2004 (to the extent
         of portions specifically incorporated by reference).............

14    -- Code of Business Conduct and Ethics.............................35

21    -- Subsidiaries of the Company.....................................50

23    -- Reports on Schedule and Consents of Independent
         Registered Accounting Firms.....................................51

31.1  -- Certification of Sam Moore, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...............................52

31.2  -- Certification of Joe L. Powers, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...............................53

32.1  -- Certification of Sam Moore, pursuant to
         18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.........54

32.2  -- Certification of Joe L. Powers, pursuant to
         18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.........55