Form 10-Q
period 2004-06-30
THOMAS NELSON INC
filed 2004-08-09
CIK 71023

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                 FORM 10-Q


                                (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2004

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

     At August 6, 2004, the Registrant had outstanding 13,672,061 shares of Common Stock and 931,485 shares of Class B Common Stock.



                                   PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Thomas Nelson, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                     (000's omitted, except share amounts)
                                  (unaudited)
                                               June 30,    March 31,   June 30,
                                                 2004        2004        2003
                                              ----------  ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents                    $ 23,634    $ 22,780    $  8,943
  Accounts receivable, less allowances of
     $7,200, $7,951 and $7,190, respectively     44,616      56,275      42,999
  Inventories                                    36,104      30,341      37,924
  Prepaid expenses                               16,094      14,018      15,567
  Assets held for sale                              -           -         1,785
  Deferred tax assets                             4,923      4,923        5,085
                                              ----------  ----------  ----------
Total current assets                            125,371     128,337     112,303

  Property, plant and equipment, net             13,068      13,039      11,444
  Other assets                                    8,311       6,425       6,733
  Deferred charges                                1,581       1,754       1,445
  Intangible assets                                 805         860         882
  Goodwill, net                                  29,304      29,304      29,304
                                              ----------  ----------  ----------
Total Assets                                   $178,440    $179,719    $162,111
                                              ==========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $ 23,299    $ 19,753    $ 19,910
  Accrued expenses                                7,145      13,278       9,930
  Deferred revenue                               12,437      11,758      12,703
  Income taxes currently payable                  2,808       2,419       3,393
  Current portion of long-term debt               2,308       3,022       3,622
                                              ----------  ----------  ----------
Total current liabilities                        48,578      50,809      49,558

  Long term debt, less current portion            1,154       2,308       3,461
  Long-term taxes payable                        21,290      21,290      18,722
  Deferred tax liabilities                        1,021       1,021         721
  Other liabilities                               1,111       1,300         672
  Minority interest                                  10           9          35

Shareholders' equity:
  Preferred stock, $1.00 par value,
     authorized 1,000,000 shares; none issued        -           -           -
  Common stock, $1.00 par value, authorized
     20,000,000 shares; issued 13,593,795,
     13,502,855 and 13,359,708 shares,
     respectively                                13,594      13,503      13,360
  Class B stock, $1.00 par value, authorized
     5,000,000 shares; issued 938,485, 963,195
     and 1,024,795 shares, respectively             938         963       1,025
  Additional paid-in capital                     45,635      44,697      44,115
  Retained earnings                              45,109      43,819      30,442
                                              ----------  ----------  ----------
Total shareholders' equity                      105,276     102,982      88,942
                                              ----------  ----------  ----------
Total Liabilities and Shareholders' Equity     $178,440    $179,719    $162,111
                                              ==========  ==========  ==========

See Notes to Condensed Consolidated Financial Statements


                     Thomas Nelson, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Income
                    (000's omitted, except per share data)
                                  (unaudited)
                                                        Three Months Ended
                                                              June 30,
                                                        -------------------
                                                          2004       2003
                                                        --------   --------
Net revenues                                            $ 49,008   $ 41,831
Costs and expenses:
   Cost of goods sold                                     28,938     25,875
   Selling, general and administrative                    16,286     13,665
   Depreciation and amortization                             588        560
                                                        --------   --------
     Total costs and expenses                             45,812     40,100
                                                        --------   --------
Operating income                                           3,196      1,731
Other income                                                  67        191
Interest expense                                             220        244
                                                        --------   --------
Income before income taxes                                 3,043      1,678
Provision for income taxes                                 1,171        629
Minority interest                                              1         (8)
                                                        --------   --------
Net income                                              $  1,871    $ 1,057
                                                        ========   ========
Weighted average number of shares outstanding:
     Basic                                                14,495     14,382
                                                        ========   ========
     Diluted                                              15,297     14,607
                                                        ========   ========

NET INCOME PER SHARE:
     Basic                                              $   0.13   $   0.07
                                                        ========   ========
     Diluted                                            $   0.12   $   0.07
                                                        ========   ========

See Notes to Condensed Consolidated Financial Statements


                     Thomas Nelson, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                (000's omitted)
                                  (unaudited)
                                                        Three Months Ended
                                                              June 30,
                                                        -------------------
                                                          2004       2003
                                                        --------   --------
Cash Flows From Operating Activities:
Net income from continuing operations                   $ 1,871    $ 1,057

Adjustments to reconcile income to net
 cash provided by (used in) operations:
   Depreciation and amortization                            588        560
   Amortization of deferred charges                          52         52
   Gain/loss on sale of fixed assets
     and assets held for sale                                -          (1)
   Minority interest                                          1         (8)
  Changes in assets and liabilities,
     net of acquisitions and disposals:
   Accounts receivable, net                              11,659     13,807
   Inventories                                           (5,763)    (4,287)
   Prepaid expenses                                      (2,076)    (2,046)
   Accounts payable and accrued expenses                 (2,599)    (4,171)
   Deferred revenue                                         679      1,210
   Income taxes currently payable                           389      1,014
   Change in other assets and liabilities
     and deferred charges                                (1,910)       923
                                                        --------   --------
Net cash provided by continuing operations                2,891      8,110
                                                        --------   --------
Discontinued Operations:
   Federal income tax receivable/payable                     -      18,722
   Change in discontinued net assets                         12        (42)
                                                        --------   --------
Net cash provided by discontinued operations                 12     18,680
                                                        --------   --------
Net cash provided by operating activities                 2,903     26,790
                                                        --------   --------

Cash Flows From Investing Activities:
   Capital expenditures                                    (606)      (370)
   Net proceeds from sales of property, plant
     and equipment and assets held for sale                  -           8
   Acquisition of publishing rights                          -        (375)
                                                        --------   --------
   Net cash used in investing activities                   (606)      (737)
                                                        --------   --------

Cash Flows From Financing Activities:
   Payments under revolving credit facility                  -     (17,000)
   Payments on long-term debt                            (1,868)    (1,869)
   Dividends paid                                          (579)        -
   Proceeds from issuance of common stock                 1,004         52
                                                        --------   --------
Net cash used in financing activities                    (1,443)   (18,817)
                                                        --------   --------
Net increase (decrease) in cash and cash equivalents        854      7,236
Cash and cash equivalents at beginning of period         22,780      1,707
                                                        --------   --------
Cash and cash equivalents at end of period              $23.634    $ 8,943
                                                        --------   --------

Supplemental cash flow information:
   Interest paid                                        $   315    $   483
   Income taxes paid (refunded), net                    $   482   ($19,108)
   Dividends accrued and unpaid                         $   581    $    -
   Tax benefit of non-qualified stock options
     exercised, credited to additional paid-in capital  $   300    $    -

See Notes to Condensed Consolidated Financial Statements


                       THOMAS NELSON, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 2004.

     The condensed consolidated balance sheets and related information in these notes as of March 31, 2004 have been derived from the audited consolidated financial statements as of that date. Certain reclassifications of prior period amounts have been made to conform to the current period's presentation.

     Total comprehensive income and net income are the same for all periods presented.


Note B - Stock-Based Compensation

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

                                                        Three Months Ended
                                                             June 30,
                                                        ------------------
                                                          2004      2003
                                                        --------  --------
Net income (in thousands):
  As reported                                            $1,871    $1,057
                                                        ========  ========
  Less:  additional stock-based employee
         compensation expense determined under
         fair-value based method for all awards,
         net of related tax effects                         256       448
                                                        ========  ========
           Pro forma                                     $1,615    $  609
                                                        ========  ========
Net income per share:
  Basic --   As reported                                 $ 0.13    $ 0.07
                                                        ========  ========
             Pro forma                                   $ 0.11    $ 0.04
                                                        ========  ========
  Diluted -- As reported                                 $ 0.12    $ 0.07
                                                        ========  ========
             Pro forma                                   $ 0.11    $ 0.04
                                                        ========  ========

     The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

                                            2004        2003
                                           -------     ------
Expected future dividend payment            $0.16       $ -
Expected stock price volatility             50.2%       44.4%
Risk free interest rate                      2.6%        3.9%
Expected life of options                  9 years     9 years



Note C - Inventories

     Components of inventories consisted of the following (in thousands):

                                         June 30,     March 31,    June 30,
                                           2004         2004         2003
                                    -------------  -------------  -------------
Finished goods                         $33,897         $28,000       $36,339
Raw materials and work in process        2,207           2,341         1,585
                                    -------------  -------------  -------------
                                       $36,104         $30,341       $37,924
                                    =============  =============  =============


Note D -Operating Segments

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



For the Three Months Ended      Publishing   Conferences    Other       Total
--------------------------      -----------  -----------  -----------  --------
June 30, 2004:
  Net Revenues                   $ 41,254       $ 7,754     $   -      $ 49,008
  Operating Income                  2,580           616         -         3,196
  Goodwill                         14,169        15,135         -        29,304
  Assets Excluding Goodwill       140,934         6,202       2,000     149,136
  Total Assets                    155,103        21,337       2,000     178,440
  Capital Expenditures                584            22         -           606
  Depreciation and Amortization       532            56         -           588

June 30, 2003:
  Net Revenues                   $ 36,004       $ 5,827     $   -      $ 41,831
  Operating Income                  1,892          (161)        -         1,731
  Goodwill                         14,169        15,135         -        29,304
  Assets Excluding Goodwill       121,412         7,610       3,785     132,807
  Total Assets                    135,581        22,745       3,785     162,111
  Capital Expenditures                332            38         -           370
  Depreciation and Amortization       496            64         -           560

Fiscal Year Ended March 31, 2004:
---------------------------------
  Net Revenues                   $193,161       $29,458     $   -      $222,619
  Operating Income                 26,025         1,115         -        27,140
  Goodwill                         14,169        15,135         -        29,304
  Assets Excluding Goodwill       143,510         4,905       2,000     150,415
  Total Assets                    157,679        20,040       2,000     179,719
  Capital Expenditures              3,569            97         -         3,666
  Depreciation and Amortization     2,028           259         -         2,287


     Conferences net revenues include event ticket sales of $5.8 million, $4.4 million and $21.9 million for the three months ended June 30, 2004 and 2003 and the fiscal year ended March 31, 2004, respectively.


Note E - Long-Term Taxes Payable

     Long-term taxes payable at June 30, 2004 include a liability, which resulted from an income tax refund of $18.7 million received in April 2003. This tax refund was related to the disposal of the Company's C.R. Gibson gift division and was used to pay down existing debt. Further, the Company has reduced its income tax payments by approximately $2.2 million related to additional tax credits generated by the tax loss realized on the disposal of C.R. Gibson. Until such time that the Company can conclude that the position taken on its income tax returns will ultimately be sustained by the taxing authorities, the refund and the tax credits will be recorded as a non-current tax liability. If the Company's position is sustained, the Company will recognize the refund and the tax credits as income from discontinued operations.


Note F - Debt

     The Company's bank credit facility consists of a $65 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios and matures on June 28, 2005. At June 30, 2004, the Company had no outstanding borrowings under the Credit Facility.

     At June 30, 2004, the Company had outstanding approximately $3.5 million in unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at 6.68% and are due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth, which are similarly calculated for each debt agreement. At June 30, 2004, the Company was in compliance with all covenants of these debt agreements.


Note G - Royalty Advances

     At June 30, 2004, March 31, 2004 and June 30, 2003, prepaid expenses include $9.6 million, $9.2 million and $9.5 million, respectively, of royalty advances for products that have been released to the market or are expected to be released within the next twelve months. At June 30, 2004, March 31, 2004 and June 30, 2003, other assets include $4.2 million, $2.3 million and $2.3 million, respectively, for royalty advances for products not expected to be released to the market within the next twelve months.


Note H - Common Stock

     Declaration of dividends is within the discretion of the Board of Directors of the Company. The Board considers the payment of dividends on a quarterly basis, taking into account the Company's earnings and capital requirements, as well as financial and other conditions at the time. Certain covenants of the Company's Credit Facility and Senior Notes limit the amount of cash dividends payable based on the Company's cumulative consolidated net income.

     On May 20, 2004, the Company's Board of Directors declared a cash dividend of $0.04 per share of Common and Class B Common Stock. The dividend was paid on July 19, 2004 to shareholders of record on July 5, 2004.

     Class B Common Stock carries ten votes per share, compared to one vote per share for Common Stock, and is convertible to Common Stock on a one-to-one ratio at the election of the holder. The Class B and Common Stock are identical in all other material respects.


Note I - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                              June 30, 2004       June 30, 2003
                                              -------------       -------------
Net income                                      $ 1,871              $ 1,057
                                                ========              ========
BASIC EARNINGS PER SHARE:
  Weighted average shares outstanding            14,495                14,382
                                                ========              ========
  Net income per share                          $  0.13               $  0.07
                                                ========              ========
DILUTED EARNINGS PER SHARE:
  Basic weighted average shares outstanding      14,495                14,382
  Dilutive stock options - based on treasury
    stock method using the average market price     802                   225
                                                --------              --------
   Total weighted average diluted shares         15,297                14,607
                                                ========              ========
  Net income per share                          $  0.12               $  0.07
                                                ========              ========


     As of June 30, 2004, there were no anti-dilutive options or other securities outstanding that could potentially dilute basic earnings per share in the future. The diluted weighted average share calculation included the impact of all outstanding stock options.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


OVERVIEW

     The following table sets forth for the periods indicated certain selected statements of income data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                      Three Months Ended
                                            June 30,      Fiscal Year-to-Year
                                      ------------------        Increase
                                         2004    2003          (Decrease)
                                       -------  -------   -------------------
                                         (%)      (%)            (%)
Net revenues:
  Publishing                              84.2     86.1          14.6
  Conferences                             15.8     13.9          33.1
                                        -------  -------  -------------------
Total net revenues                       100.0    100.0          17.2

Expenses:
  Cost of goods sold                      59.1     61.9          11.8
  Selling, general and administrative     33.2     32.7          19.2
  Depreciation and amortization            1.2      1.3           5.0
                                        -------  -------  -------------------
    Total expenses                        93.5     95.9          14.2
                                        -------  -------  -------------------
Operating income                           6.5      4.1          84.6
                                        -------  -------  -------------------
Net income                                 3.8      2.5          77.0
                                        =======  =======  ===================

     The Company's net revenues fluctuate seasonally, with net revenues in the first fiscal quarter historically being lower than those for the remainder of the year. This seasonality is the result of increased consumer purchases of the Company's products during the traditional holiday periods. In addition, the Company's quarterly operating results may fluctuate significantly due to the seasonality of new product introductions, the timing of selling and marketing expenses, the timing and size of the venues for conference events and changes in sales and product mixes.

Cautionary Note On Forward-Looking Statements
---------------------------------------------

     The following discussion includes certain forward-looking statements
(all statements other than those made solely with respect to historical fact). Actual results could differ materially from those in the forward-looking statements, and a number of known and unknown risks and uncertainties may affect future operating results, liquidity and capital resources. These risks and uncertainties include, but are not limited to, softness in the general retail environment, the timing and acceptance of products being introduced to the market, the level of product returns experienced, the level of margins achievable in the marketplace, the recoupment of royalty advances, the effects of acquisitions or dispositions, the financial condition of our customers and suppliers, the realization of inventory values at carrying amounts, the realization of deferred tax assets, our access to capital and the outcome of any taxing authority audits. Future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy during the 2005 fiscal year. The Company disclaims any intent or obligation to update forward-looking statements.


Results of Operations
---------------------

Consolidated Results -
First Quarter of Fiscal 2005 Compared with First Quarter of Fiscal 2004
-----------------------------------------------------------------------

     Net revenues for the three months ended June 30, 2004 increased
$7.2 million, or 17%, from the same period in the prior year. Net revenues from publishing products increased $5.3 million, or 15%. The revenue performance for publishing products reflect the World Publishing acquisition on September 19, 2003 and increased front list (products released in the current fiscal year) and back list (products released prior to the current fiscal year) sales across most all of our product lines (imprints). All major market channels also demonstrated improvement over the prior year. Given this strength across our product lines, we believe the sales gains reflect overall market improvements as well as our delivery of quality products to the marketplace. Net revenues from conferences increased $1.9 million or 33%, compared to the prior year. This improvement relates to a mix of larger venues this fiscal year compared to the prior period and the comparison to a relatively weak start last year, which we believe was partially attributable to the beginning of the war in Iraq. There were the same number of conferences held in both periods. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold increased for the three months ended June 30, 2004 by $3.1 million, or 12% from the same period in the prior year, and as a percentage of net revenues, decreased to 59% from 62% in the prior year. The improvement in the cost of goods sold as a percentage of net revenues was primarily attributable to improved recovery on sales of excess inventories, improved recovery of royalty advances, and higher attendance levels at conference events.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the three months ended June 30, 2004 increased $2.6 million, or 19% from the same period in the prior year. These expenses, expressed as a percentage of net revenues, remained consistent at 33% for both periods. The increase in dollars over the prior year is primarily attributable to planned increases in advertising, the acquisition of World Publishing on September 19, 2003, expenditures required for compliance with the Sarbanes-Oxley Act, and variable expenses that increased as in relation to net revenues.

     Depreciation, amortization and interest expense for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, were relatively unchanged.

     The provision for income taxes has been increased from 37.5% to 38.5% for the current fiscal year due to increased business activity in states with higher income tax rates without the benefit of state net operating loss carry forwards that existed in prior periods, and accruals for other tax items.


Liquidity and Capital Resources
-------------------------------

     At June 30, 2004, the Company had approximately $23.6 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At June 30, 2004, the Company had working capital of $76.8 million.

     Net cash provided by continuing operations was $2.9 million for the three months ended June 30, 2004 and $8.1 million for the same period last year. Cash provided by continuing operations during the three months ended June 30, 2004 was principally attributable to net income and collections of accounts receivable. Cash provided by continuing operations during the three months ended June 30, 2003 was prinicipally attributable to collections of accounts receivable, other working capital improvements, and net income.

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

     Fiscal year-to-date capital expenditures have totaled approximately
$0.6 million, primarily consisting of building improvements, computer software and equipment. During the remainder of fiscal 2005, the Company anticipates capital expenditures of approximately $3.4 million, primarily consisting of computer software and equipment.

     The Company's bank credit facility consists of a $65 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Credit Facility has a term of three years and matures on June 28, 2005. At June 30, 2004, the Company had no outstanding borrowings under the Credit Agreement.

     At June 30, 2004, the Company had outstanding approximately $3.5 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at a rate of 6.68% due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth. At June 30, 2004, the Company was in compliance with all covenants of these debt agreements.

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

     Management believes cash on hand, cash generated by operations and borrowings available under the Credit Facility, will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 2005. The Company's current cash commitments include current maturities of debt and operating lease obligations that are disclosed in the Company's Annual Report on Form 10-K as of and for the year ended
March 31, 2004. The Company also has current inventory purchase and royalty advance commitments in the ordinary course of business that require cash payments as vendors and authors fulfill their requirements to the Company in the form of delivering satisfactory product orders and manuscripts, respectively. The Company has no off-balance sheet commitments or transactions with any variable interest entities (VIE's). Management also is not aware of any undisclosed material related party transactions or relationships with management, officers or directors.


                                    Payments Due by Fiscal Year
Contractual         ------------------------------------------------------------
Commitments                                                  2009 and
(in 000's)            2005      2006      2007      2008    Thereafter   Total
------------------  --------  --------  --------  --------  ----------  --------
Long-term debt      $ 2,308   $ 1,154    $  -      $  -       $  -      $ 3,462
Inventory purchases   3,759     5,000     5,000     5,000      3,333     22,092
Operating leases      1,210     1,089       478       424        886      4,087
Royalty advances      5,429     3,056       979       720      1,274     11,458
                    --------  --------  --------  --------  ----------  --------
Total obligations   $12,706   $10,299    $6,457    $6,144     $5,493    $41,099
                    ========  ========  ========  ========  ==========  ========


CRITICAL ACCOUNTING POLICIES
----------------------------

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. These policies are common with industry practice and are applied consistently from period to period.

     Revenue Recognition: The Company has four primary revenue sources: sales of publishing product, attendance fees and product sales from its conferences, royalty income from licensing copyrighted material to third parties and billed freight. Revenue from the sale of publishing product is recognized upon shipment to the customer or when title passes. In accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 104 regarding revenue recognition, we recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. An allowance for sales returns is recorded where return privileges exist. The returns allowance is determined by using a 12-month rolling average return rate, multiplied by gross sales occurring over the previous four-month period by market sales channel. Historical experience reflects that product is generally returned from and credited to customers' accounts within the first 120 days of the original sale. The full amount of the returns allowance, net of inventory and royalty costs (based on current gross margin rates) is shown as a reduction of accounts receivable in the accompanying condensed consolidated financial statements. Returns of publishing products from customers are accepted in accordance with standard industry practice. Generally, products that are designated as out-of-print are not returnable 90 days after notice of out-of-print status is given to the customer. Also, certain high discount sales are not returnable. Revenue from conferences is recognized as the conferences take place. Cash received in advance of conferences is included in the accompanying condensed consolidated financial statements as deferred revenue. Royalty income from licensing the Company's publishing rights is recorded as revenue when earned under the terms of the applicable license, net of amounts due to authors.
Billed freight consists of shipping charges billed to customers and is recorded as revenue upon shipment of product.

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

     Inventories: Inventories are stated at the lower of cost or market value using the first-in, first-out (FIFO) valuation method. The FIFO method of accounting for inventory was selected to value our inventory at the lower of market value or current cost because the Company continuously introduces new products, eliminates existing products and redesigns products. Therefore, inflation does not have a material effect on the valuation of inventory. Costs of producing publishing products are included in inventory and charged to operations when product is sold or otherwise disposed. These costs include paper, printing, binding, outside editorial and design, typesetting, artwork, international freight and duty costs, when applicable. The Company's policy is to expense all internal editorial, production, warehousing and domestic freight-in costs as incurred, except for certain indexing, stickering, typesetting and assembly costs, which are capitalized into inventory. Costs of abandoned publishing projects are charged to operations when identified. The Company also maintains an allowance for excess and obsolete inventory as a reduction to inventory in the accompanying condensed consolidated financial statements. This allowance is based on historical liquidation recovery rates applied to inventory quantities identified in excess of a twenty-four month supply on hand for each category of product.

     Royalty Advances/Pre-Production Costs: Royalty advances are typically paid to authors, as is standard in the publishing industry. These advances are either recorded as prepaid assets or other (non-current) assets in the accompanying condensed consolidated financial statements, depending on the expected publication date (availability for shipment) of the product. Author advances for trade books are generally amortized over five months beginning when the product is first sold into the market. The Company's historical experience is that typically 75% to 80% of book product sales occur within the first five months after release into the market. Reference and video royalty advances are generally amortized over a twelve-month period beginning with the first sale date of the product, as these products typically have a longer sales cycle than books. Royalty advances for significant new Bible products are amortized on a straight-line basis for a period not to exceed five years
(as determined by management).
     When royalty advances are earned through product sales at a faster pace than the amortization period, the amortization expense is accelerated to match the royalty earnings. All abandoned projects and advances that management does not expect to fully recover are charged to operations when identified.
     For authors with multiple book/product contracts, the advance is amortized over a period that encompasses the publication of all products, generally not to exceed 24 months or the actual recovery period, whichever is shorter. Advances to our most important authors are typically expensed as they are recovered through sales. These authors generally have multiple year and multiple book contracts, as well as strong sales history of backlist titles (products published during preceding fiscal years) that can be used to recover advances over long periods of time.
     Many Bible, reference and video products require significant development costs prior to the actual printing or production of the saleable product.
These products also typically have a longer life cycle. All video pre-production costs are amortized over 12 months on a straight-line basis. Pre-production costs for significant Bible and reference products are recorded as deferred charges in the accompanying condensed consolidated financial statements and are amortized on a straight-line basis, for a period not to exceed five years (as determined by management).

     Goodwill and Intangible Assets: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but tested for impairment by comparing net book carrying values to fair market values upon adoption and periodically thereafter. The Company has adopted the provisions of SFAS No. 142 as of April 1, 2001. In accordance with SFAS No. 142, goodwill is tested for impairment by the Company's reporting units: Publishing and Conferences.
The fair value for the assets of the Publishing and Conferences reporting units are evaluated using discounted expected cash flows and current market multiples. Unless circumstances dictate an earlier analysis, we will conduct our annual goodwill impairment test in our fourth fiscal quarter.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------------

     As of and for the period ended June 30, 2004, there have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K.

     The Company invoices and collects all foreign sales and makes purchases from overseas in U.S. dollars. Accordingly, the Company's customers and vendors bear all material currency exchange risks.


Item 4.  Controls and Procedures
-------------------------------------------------------------------------------

     The Chairman and Chief Executive Officer and the Executive Vice President, Secretary and Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chairman and Chief Executive Officer and the Executive Vice President, Secretary and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the Company's reports that it files or submits to the SEC under the Securities Exchange Act of 1934 has been made known to them in a timely fashion. There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART II

Item 6.  Exhibits and Reports on Form 8-K.
-------------------------------------------------------------------------------
(a)  Exhibits required by Item 601 of Regulation S-K

     Exhibit
     Number
     -------

       31.1 -- Certification of Sam Moore, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 -- Certification of Joe L. Powers, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 -- Certification of Sam Moore, pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 -- Certification of Joe L. Powers, pursuant to 18 U.S.C.
               Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     - On May 12, 2004, the Company furnished a current report on Form 8-K to announce the financial results for the 4th quarter and fiscal 2004 year-end.

     - On May 20, 2004, the Company furnished a current report on Form 8-K to announce the Board's declaration of a cash dividend to be paid July 19, 2004.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Thomas Nelson, Inc.
                                                    (Registrant)


Date:  August 9, 2004                        By:   /s/ Joe L. Powers
      -------------------                        ------------------------
                                                       Joe L. Powers
                                                 Executive Vice President
                                                 and Chief Financial Officer



                                  INDEX TO EXHIBITS

Exhibit
Number
-------

 31.1 -- Certification of Sam Moore, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 -- Certification of Joe L. Powers, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 -- Certification of Sam Moore, pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 -- Certification of Joe L. Powers, pursuant to 18 U.S.C.
         Section 1350 as adopted by Section 906 of the Sarbanes-Oxley
         Act of 2002