Form 10-Q
period 2004-09-30
THOMAS NELSON INC
filed 2004-11-09
CIK 71023

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                 FORM 10-Q


                                (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

                                     or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  TRANSITION SECURITIES EXCHANGE ACT OF 1934

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

     At November 8, 2004, the Registrant had outstanding 13,808,201 shares of Common Stock and 927,340 shares of Class B Common Stock.



                                   PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements

                     THOMAS NELSON, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (000's omitted, except share amounts, unaudited)


                                     September 30,     March 31,   September 30,
                                          2004           2004          2003
                                     -------------  -------------  ------------
                                      (unaudited)                  (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents          $  22,344      $ 22,780     $   4,909
    Accounts receivable, less
      allowances of $7,383, $7,951
      and $7,798, respectively            49,755        56,275        56,501
    Inventories                           39,153        30,341        39,623
    Prepaid expenses                      17,467        14,018        13,294
    Assets held for sale                    -             -            1,615
    Deferred tax assets                    4,923         4,923         5,085
                                     -------------  -------------  ------------
Total current assets                     133,642       128,337       121,027

    Property, plant and equipment, net    13,117        13,039        11,961
    Deferred charges                       1,486         1,754         2,421
    Intangible assets                        814           860           861
    Goodwill                              29,304        29,304        29,304
    Other assets                           9,665         6,425         7,611
                                     -------------  -------------  ------------
Total Assets                            $188,028      $179,719      $173,185
                                     =============  =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                    $ 23,859      $ 19,753      $ 23,773
    Accrued expenses                       9,284        13,278        10,247
    Deferred revenue                       9,429        11,758         9,435
    Dividends payable                        734           579           576
    Income taxes currently payable         5,176         2,419         5,243
    Current portion of long-term debt      2,308         3,022         3,022
                                     -------------  -------------  ------------
Total current liabilities                 50,790        50,809        52,296

Long-term debt, less current portion       1,154         2,308         3,461
Long-term taxes payable                   21,290        21,290        20,884
Deferred tax liabilities                   1,021         1,021           721
Other liabilities                            844         1,300           694
Minority interest                             11             9            46
Shareholders' equity:
    Preferred stock, $1.00 par value,
     authorized 1,000,000 shares;
     none issued                             -             -             -
    Common stock, $1.00 par value,
     authorized 20,000,000 shares;
     Issued 13,758,371; 13,502,855 and
     13,373,396 shares, respectively      13,758        13,503        13,373
    Class B stock, $1.00 par value,
     aughorized 5,000,000 shares;
     Issued 927,339; 963,195 and
     1,024,795 shares, respectively          927           963         1,025
    Additional paid-in capital            47,435        44,697        44,201
    Retained earnings                     50,798        43,819        36,484
                                     -------------  -------------  ------------
 Total sharesholders' equity             112,918       102,982        95,083
                                     -------------  -------------  ------------
Total Liabilities and
     Shareholders' Equity               $188,028      $179,719      $173,185
                                     =============  =============  ============

(See Notes to Condensed Consolidated Financial Statements)



                     THOMAS NELSON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (000's omitted, except per share data, unaudited)

                                        Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                         2004      2003        2004      2003
                                       -------    -------    --------  --------
Net revenues                           $61,902    $63,829    $110,910  $105,660
Costs and expenses:
   Cost of goods sold                   35,133     36,176      64,071    62,051
   Selling, general and administrative  15,541     15,984      31,826    29,649
   Depreciation and amortization           626        558       1,215     1,118
                                       -------    -------    --------  --------
  Total costs and expenses              51,300     52,718      97,112    92,818
                                       -------    -------    --------  --------
Operating income                        10,602     11,111      13,798    12,842
Other income (expense)                      82        (12)        149       179
Interest expense                           182        243         402       487
                                       -------    -------    --------  --------
Income from continuing operations
     before income taxes                10,502     10,856      13,545    12,534
Provision for income taxes               4,044      4,071       5,215     4,700
Minority interest                            1         11           2         3
                                       -------    -------    --------  --------
Income from continuing operations        6,457      6,774       8,328     7,831
Discontinued operations:
   Loss on disposal,
      net of applicable taxes              (33)      (156)        (33)     (156)
                                       -------    -------    --------  --------
Net income                             $ 6,424    $ 6,618    $  8,295  $  7,675
                                       =======    =======    ========  ========
Weighted average number
   of shares outstanding
    Basic                               14,619     14,393      14,679    14,387
                                       =======    =======    ========  ========
    Diluted                             15,056     14,761      15,175    14,667
                                       =======    =======    ========  ========
Net income per share, Basic:
    Income from continuing operations  $  0.44    $  0.47    $   0.57  $   0.54
    Loss from discontinued operations      -        (0.01)        -       (0.01)
                                       -------    -------    --------  --------
    Net income per share               $  0.44    $  0.46    $   0.57  $   0.53
                                       =======    =======    ========  ========
Net income per share, Diluted:
    Income from continuing operations  $  0.43    $  0.46    $   0.55  $   0.53
    Loss from discontinued operations      -        (0.01)        -       (0.01)
                                       -------    -------    --------  --------
    Net income (loss) per share        $  0.43    $  0.45    $   0.55  $   0.52
                                       =======    =======    ========  ========

(See Notes to Condensed Consolidated Financial Statements)




                     THOMAS NELSON, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                  (unaudited)
                                                         Six Months Ended
                                                           September 30,
                                                        -------------------
                                                          2004       2003
                                                        --------   --------
Cash Flows From Operating Activities:
Net income from continuing operations                   $ 8,328    $ 7,831

Adjustments to reconcile income to net cash
 provided by (used in) operations:
   Depreciation and amortization                          1,215      1,118
   Amortization of deferred charges                          99        105
   Gain/loss on sale of fixed assets and assets
     held for sale                                            9         15
   Minority interest                                          2          3
  Changes in assets and liabilities,
     net of acquisitions and disposals:
   Accounts receivable, net                               6,520       (361)
   Inventories                                           (8,812)    (1,835)
   Prepaid expenses                                      (3,449)       261
   Accounts payable and accrued expenses                    100     (2,000)
   Deferred revenue                                      (2,329)    (2,058)
   Income taxes currently payable                         2,757      2,864
   Change in other assets and liabilities and
     deferred charges                                    (3,385)       178
  Tax benefit of non-qualified stock options
     exercised, credited to additional paid-in capital    1,020         -
                                                        --------   --------
Net cash provided by continuing operations                2,075      6,121
                                                        --------   --------
Discontinued Operations:
   Loss from discontinued operations                        (33)      (156)
   Federal income tax receivable/payable                     -      20,883
   Change in discontinued net assets                         12        186
                                                        --------   --------
Net cash provided by (used in) discontinued operations      (21)    20,913
                                                        --------   --------
Net cash provided by operating activities                 2,054     27,034
                                                        --------   --------

Cash Flows From Investing Activities:
   Capital expenditures                                  (1,285)    (1,471)
   Net proceeds from sales of property, plant
     and equipment and assets held for sale                  -          30
   Purchase of net assets of acquired company                -      (2,708)
   Acquisition of publishing rights                          -        (375)
                                                        --------   --------
   Net cash used in investing activities                 (1,285)    (4,524)
                                                        --------   --------

Cash Flows From Financing Activities:
   Payments under revolving credit facility                  -     (17,000)
   Payments on long-term debt                            (1,868)    (2,469)
   Dividends paid                                        (1,161)        -
   Proceeds from issuance of common stock                 1,937        161
   Debt issuance costs                                     (113)        -
                                                        --------   --------
Net cash used in financing activities                    (1,205)   (19,308)
                                                        --------   --------
Net increase (decrease) in cash and cash equivalents       (436)     3,202
Cash and cash equivalents at beginning of period         22,780      1,707
                                                        --------   --------
Cash and cash equivalents at end of period              $22,344    $ 4,909
                                                        --------   --------

Supplemental cash flow information:
   Interest paid                                        $   417    $   683
   Income taxes paid (refunded), net                    $ 2,404   ($19,146)
   Dividends accrued and unpaid                         $   734    $   576

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


Note B  - Stock-Based Compensation

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," extablished accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                       Three Months Ended     Six Months Ended
                                          September 30,          September 30
                                       ------------------    ------------------
                                         2004      2003         2004     2003
                                       --------  --------    --------  --------
Net income (in thousands):
  As reported                            $6,424    $6,618      $8,295    $7,675
                                        ========  ========    ========  ========
  Less:  additional stock-based
         employee compensation expense
         determined under fair-value
         based method for all awards,
         net of related tax effects         264       495         473       875
                                        ========  ========    ========  ========
           Pro forma                     $6,160    $6,123      $7,822    $6,800
                                        ========  ========    ========  ========

Net income per share:
  Basic --   As reported                 $ 0.44    $ 0.46      $ 0.57    $ 0.53
                                        ========  ========    ========  ========
             Pro forma                   $ 0.42    $ 0.43      $ 0.53    $ 0.47
                                        ========  ========    ========  ========
  Diluted -- As reported                 $ 0.43    $ 0.45      $ 0.55    $ 0.52
                                        ========  ========    ========  ========
             Pro forma                   $ 0.41    $ 0.41      $ 0.52    $ 0.46
                                        ========  ========    ========  ========

     The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

                                       September 30, 2004   September 30, 2003
                                       ------------------   ------------------
Expected annual future dividend payment  $0.16 per share      $0.16 per share
Expected stock price volatility               46.05%               40.31%
Risk free interest rate                        4.53%                5.35%
Expected life of options                      9 years              9 years



Note C - Inventories

Components of inventories consisted of the following (in thousands):

                                    September 30,    March 31,    September 30,
                                         2004           2004           2003
                                    -------------  -------------  -------------
Finished goods                         $36,996         $28,000       $37,759
Raw materials and work in process        2,157           2,341         1,864
                                    -------------  -------------  -------------
                                       $39,153         $30,341       $39,623
                                    =============  =============  =============


Note D - Operating Segments

     The Company is organized and managed based upon its products and services. The Company has identified two reportable business segments: publishing and conferences. The publishing segment primarily creates and markets Bibles, inspirational and family oriented books and videos. The conference segment hosts inspirational and motivational conferences across North America.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column consists of items related to discontinued operations (in thousands).


For the Three Months Ended      Publishing   Conferences    Other       Total
- --------------------------      -----------  -----------  -----------  --------
September 30, 2004:
  Net Revenues                   $ 50,179       $11,723                $ 61,902
  Operating Income                  9,215         1,387                  10,602
  Capital Expenditures                631            48                     679
  Depreciation and Amortization       569            57                     626

September 30, 2003:
  Net Revenues                   $ 53,754       $10,075                $ 63,829
  Operating Income                  9,550         1,561                  11,111
  Capital Expenditures              1,064            37                   1,101
  Depreciation and Amortization       493            65                     558


For the Six Months Ended
- ------------------------
September 30, 2004:
  Net Revenues                   $ 91,433       $19,477                $110,910
  Operating Income                 11,795         2,003                  13,798
  Goodwill                         14,169        15,135                  29,304
  Assets Excluding Goodwill       151,818         4,906     $ 2,000     158,724
  Total Assets                    165,987        20,041       2,000     188,028
  Capital Expenditures              1,215            70                   1,285
  Depreciation and Amortization     1,102           113                   1,215

September 30, 2003:
  Net Revenues                   $ 89,757       $15,903                $105,660
  Operating Income                 11,266         1,576                  12,842
  Goodwill                         14,169        15,135                  29,304
  Assets Excluding Goodwill       136,099         4,166     $ 3,616     143,881
  Total Assets                    150,268        19,301       3,616     173,185
  Capital Expenditures              1,396            75                   1,471
  Depreciation and Amortization       989           129                   1,118


Fiscal Year Ended March 31, 2004:
- ---------------------------------
  Net Revenues                   $193,161       $29,458                $222,619
  Operating Income                 24,823         2,317                  27,140
  Goodwill                         14,169        15,135                  29,304
  Assets Excluding Goodwill       143,510         4,905     $ 2,000     150,415
  Total Assets                    157,679        20,040       2,000     179,719
  Capital Expenditures              3,569            97                   3,666
  Depreciation and Amortization     2,028           259                   2,287



     Conferences net revenues include event ticket sales of $14.2 million, $12.4 million and $21.9 million for the six months ended September 30, 2004 and 2003 and the fiscal year ended March 31, 2004, respectively.


Note E - Long-Term Taxes Payable

     Long-term taxes payable at September 30, 2004 include a liability, which resulted from an income tax refund of $18.7 million received in April 2003.
This tax refund was related to the disposal of the Company's C.R. Gibson gift division and was used to pay down existing debt. Further, the Company has reduced its income tax payments by approximately $2.2 million related to additional tax credits generated by the tax loss realized on the disposal of C.R. Gibson. Until such time that the Company can conclude that the position taken on its income tax returns will ultimately be sustained by the taxing authorities, the refund and the tax credits will be recorded as a non-current tax liability. If the Company's position is sustained, the Company will recognize the refund and the tax credits as income from discontinued operations.


Note F - Debt

     The Company's bank credit facility, as amended, consists of a $50 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios, and matures on October 15, 2008. At September 30, 2004, the Company had no outstanding borrowings under the Credit Facility.

     At September 30, 2004, the Company had outstanding approximately
$3.5 million in unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at 6.68% and are due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth, which are similarly calculated for each debt agreement. At September 30, 2004, the Company was in compliance with all covenants of these debt agreements.


Note G - Royalty Advances

     At September 30, 2004, March 31, 2004 and September 30, 2003, prepaid expenses include $11.6 million, $9.2 million and $8.8 million, respectively, of royalty advances for products that have been released to the market or are expected to be released within the next twelve months. At September 30, 2004, March 31, 2004 and September 30, 2003, other assets include $5.5 million,
$2.3 million and $3.2 million, respectively, for royalty advances for products not expected to be released to the market within the next twelve months.


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

     The following table indicates dividend activity for the six-month period ended September 30, 2004. Dividends relate to both Common Stock and Class B Common Stock.


      Declaration Date   Dividend Per Share    Record Date       Payment Date
      ----------------   ------------------  ---------------   ----------------
      May 20, 2004              $0.04        July 5, 2004      July 19, 2004
      August 19, 2004           $0.05        October 7, 2004   October 21, 2004


     Class B Common Stock carries ten votes per share, compared to one vote per share for Common Stock, and is convertible to Common Stock on a one-to-one ratio at the election of the holder. The Class B and Common Stock are identical in all other material respects.


Note I - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                    Three Months Ended     Six Months Ended
                                       September 30,         September 30,
                                    ------------------     ------------------
                                       2004     2003         2004      2003
                                    --------  --------     --------  --------
Net income                           $ 6,424   $ 6,618      $ 8,295   $ 7,675
                                    ========  ========     ========  ========
BASIC EARNINGS PER SHARE:
  Weighted average shares
     outstanding                      14,619    14,393       14,679    14,387
                                    ========  ========     ========  ========
  Net income per share               $  0.44   $  0.46      $  0.57   $  0.53
                                    ========  ========     ========  ========
DILUTED EARNINGS PER SHARE:
  Basic weighted average shares
     outstanding                      14,619    14,393       14,679    14,387
  Dilutive stock options -
     based on treasury stock
     method using the average
     market price                        437       368          496       280
                                    --------  --------     --------  --------
  Total weighted average diluted
     shares                           15,056    14,761       15,175    14,667
                                    ========  ========     ========  ========
  Net income per share               $  0.43   $  0.45      $  0.55   $  0.52
                                    ========  ========     ========  ========

     For the three months ended September 30, 2004, there were 137,000 anti-dilutive options outstanding; and for the three months and six months ended September 30, 2003, there were 509,500 anti-dilutive options outstanding. As of September 30, 2004, there were no other securities outstanding that could potentially dilute basic earnings per share in the future.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------

Executive Summary
- -----------------

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

     Net revenues for the quarter ending September 30, 2004 were down 3% in comparison to the comparable quarter in the prior year. Publishing net revenues were down 7%, partially offset by a 16% increase in Conferences net revenue. The increase in Conferences net revenues were primarily attributable to hosting one additional conference in this year's period compared to the prior year number of events. The decline in Publishing net revenues are attributable to several factors. First, our new-product release schedule is weighted more toward the second half of this fiscal year. The second factor relates to a soft retail environment during the current quarter.
U.S. Census Bureau data suggests that retail sales in bookstores were down in both July and August (September data was unavailable prior to filing this 10-Q). We also experienced higher return levels in the quarter compared to the prior year, which may have been related to the soft retail environment. We believe we have a strong line-up of new products scheduled to release in the second half of the fiscal year that will help us achieve revenue growth for the remaining six months of this fiscal year.

     This summary should be read together with the complete Management's Discussion and Analysis and the related financial statements and notes thereto.


Cautionary Note On Forward-Looking Statements
- ---------------------------------------------

     The following discussion includes certain forward-looking statements
(all statements other than those made solely with respect to historical fact) and the actual results may differ materially from those contained in the forward-looking statements due to known and unknown risks and uncertainties. Any one or more of several risks and uncertainties could account for differences between the forward-looking statements that are made today and the actual results, including with respect to our sales, profits, liquidity and capital position. These factors include, but are not limited to: risks relating to our ability to satisfy regulatory requirements with respect to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, which requires us to perform an evaluation of our internal control over financial reporting and have our auditor attest to such evaluation; softness in the general retail environment or in the markets for our products; the timing and acceptance of products being introduced to the market; the level of product returns experienced; the level of margins achievable in the marketplace; the collectibility of accounts receivable; the recoupment of royalty advances; the effects of acquisitions or dispositions, the financial condition of our customers and suppliers; the realization of inventory values at carrying amounts; our access to capital; the outcome of any future Internal Revenue Service audits; and the realization of income tax and intangible assets. These conditions cannot be predicted reliably and the Company may adjust its strategy in light of changed conditions or new information. Thomas Nelson disclaims any obligation to update forward-looking statements.


OVERVIEW

     The following table sets forth for the periods indicated certain selected statements of income data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                        Six Months Ended
                                          September 30,   Fiscal Year-to-Year
                                        ----------------        Increase
                                          2004    2003         (Decrease)
                                        -------  -------  -------------------
                                           (%)     (%)            (%)
Net revenues:
  Publishing                              82.4     84.9           1.9
  Conferences                             17.6     15.1          22.5
                                        -------  -------  -------------------
Total net revenues                       100.0    100.0           5.0

Expenses:
  Cost of goods sold                      57.8     58.7           3.3
  Selling, general and administrative     28.7     28.1           7.3
  Depreciation and amortization            1.1      1.1           8.7
                                        -------  -------  -------------------
    Total expenses                        87.6     87.9          19.3
                                        -------  -------  -------------------
Operating income                          12.4     12.1           7.4
                                        -------  -------  -------------------
Net income                                 7.5      7.3           8.1
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


Results of Operations

Consolidated Results -
Second Quarter of Fiscal 2005 Compared with Second Quarter of Fiscal 2004
- -------------------------------------------------------------------------

     Net revenues for the three months ended September 30, 2004 decreased
$1.9 million, or 3%, from the same period in the prior year. Net revenues from publishing products decreased $3.6 million, or 7%. The decline in publishing net revenues is primarily attributable to a higher level of returns and timing of new product releases, partially offset by the World Publishing acqusition on September 19, 2003. We believe the weak retail environment during the quarter was the primary cause of the returns. Also, new product releases are weighted more toward the second half of this fiscal year. Net revenues from conferences increased $1.6 million or 16%, compared to the prior year. This improvement relates primarily to hosting one additional conference in this year's period compared to the prior year. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold decreased for the three months ended September 30, 2004 by $1.0 million, or 3% from the same period in the prior year, and as a percentage of net revenues, remained consistent for both periods at 57%. An increase in cost of goods as a percentage of net revenues attributable to a planned increase for conference products to attempt to increase volume and total profit was offset by a reduction in cost of product percentage for publishing product. The improvement for publishing products was primarily attributable to improved recovery on sales of excess inventories and improved recovery of royalty advances.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the three months ended September 30, 2004 decreased
$0.4 million, or 3% from the same period in the prior year. These expenses, expressed as a percentage of net revenues, remained consistent at 25% for both periods.

     Depreciation and amortization and interest expense were relatively consistent with the prior year quarter.

     The provision for income taxes has been increased from 37.5% to 38.5% for the current fiscal year due to increased business activity in states with higher income tax rates without the benefit of state net operating loss carry forwards that existed in prior periods, and accruals for other tax items.


Consolidated Results - First Six Months
of Fiscal 2005 Compared with the First Six Months of Fiscal 2004
- ----------------------------------------------------------------

     Net revenues for the six months ended September 30, 2004 increased
$5.3 million, or 5%, from the same period in the prior year. Net revenues from publishing products increased $1.7 million, or 2%. The increased revenue performance for publishing products primarily relates to the World Publishing acquisition on September 19, 2003, partially offset by higher levels of publishing product returns and timing of new releases. Net revenues from conferences increased $3.6 million or 23%, compared to the prior year. This improvement relates primarily to hosting one additional conference in this year's period compared to the prior year and a mix of larger venues this fiscal year compared to the prior period. The first quarter of last fiscal year was also an unusually weak period for conference attendance, which we believe was partially attributable to the beginning of the war in Iraq. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold increased for the six months ended September 30, 2004 by $2.0 million, or 3%, from the same period in the prior year, and as a percent of net revenue, declined to 58% compared to 59% in the prior year. This improvement in cost of goods sold as a percentage of net revenue is attributable to publishing products partially offset by the planned higher percentage for conferences. The cost improvement for publishing products was primarily attributable to improved recovery on sales of excess inventories and improved recovery of royalty advances. The planned increase in cost of goods sold as a percentage of net revenues for conferences primarily relates to new product sales strategies designed to increase volume and total profit.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the six months ended September 30, 2004 increased
$2.2 million, or 7%, from the same period in the prior year. These expenses, expressed as a percentage of net revenues, were 29% in the current period vs. 28% in the prior year. The increase in dollars and percentage over the prior year is primarily attributable to the acquisition of World Publishing on September 19, 2003, additional expenditures required for compliance with the Sarbanes-Oxley Act, planned increases in advertising, and variable expenses that increased in relation to net revenues.

     Depreciation and amortization totaled $1.2 million in the current period compared to $1.1 million in the prior year. This slight increase is primarily attributable to the office renovations that were completed at the end of the prior year fiscal year.

     Interest expense declined to $0.4 million in the current period compared to $0.5 million in the prior year. This slight decline is primarily attributable to lower debt levels.

     The provision for income taxes has been increased from 37.5% to 38.5% for the current fiscal year due to increased business activity in states with higher income tax rates without the benefit of state net operating loss carry forwards that existed in prior periods, and accruals for other tax items.


Liquidity and Capital Resources
- -------------------------------

     At September 30, 2004, the Company had approximately $22.3 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At September 30, 2004, the Company had working capital of $82.9 million.

     Net cash provided by continuing operations was $2.1 million for the six months ended September 30, 2004 and $6.1 million for the same period last year. Cash provided by continuing operations during the six months ended September 30, 2004 was principally attributable to net income and collections of accounts receivable offset by an increase in inventory and royalty advances. The increase in inventory is due to the seasonality of our business, and the increase in royalty advances relates to the resigning of key authors.

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

     Fiscal year-to-date capital expenditures have totaled approximately
$1.3 million, primarily consisting of building improvements, computer software and equipment. During the remainder of fiscal 2005, the Company anticipates capital expenditures of approximately $2.7 million, primarily consisting of computer software and equipment.

     The Company's bank credit facility, as amended, consists of a $50 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Credit Facility matures on October 15, 2008. At September 30, 2004, the Company had no outstanding borrowings under the Credit Agreement.

     At September 30, 2004, the Company had outstanding approximately
$3.5 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at a rate of 6.68% due through fiscal 2006.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth. At September 30, 2004, the Company was in compliance with all covenants of these debt agreements.

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


                                     Payments Due by Fiscal Year
   Contractual      ------------------------------------------------------------
   Commitments      Remainder                                2009 and
    (in 000's)       of 2005    2006      2007      2008    Thereafter   Total
- ------------------  --------  --------  --------  --------  ----------  --------
Long-term debt      $ 2,308   $ 1,154    $  -      $  -       $  -      $ 3,462
Inventory purchases   2,279     5,000     5,000     5,000      3,333     20,612
Operating leases        807     1,089       478       424        886      3,684
Royalty advances      4,804     3,795     1,793       820      2,493     13,705
                    --------  --------  --------  --------  ----------  --------
Total obligations   $10,198   $11,038    $7,271    $6,244     $6,712    $41,463
                    ========  ========  ========  ========  ==========  ========
</TABLE


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
- -------------------------------------------------------------------

     As of and for the period ended September 30, 2004, there have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual
Report on Form 10-K.

     The Company invoices and collects all foreign sales and makes purchases from overseas in U.S. dollars. Accordingly, the Company's customers and vendors bear all material currency exchange risks.


Item 4.  Controls and Procedures
- --------------------------------

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


                                   PART II
                              Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

     The Company held its Annual Meeting of Shareholders on August 19, 2004
(the "Annual Meeting").  At the Annual Meeting, the shareholders of the
Company voted to elect three directors in Class One to serve for a term of three years and until their respective successors are elected and take office or until their earlier resignation. Shares of Class B Common Stock voted with the Common Stock. Each share of Class B Common Stock is entitled to ten (10) votes per share. The following table sets forth the number of votes cast for, withheld/abstained and against with respect to each of the nominees:

                                                 Withheld/
Nominee                           For            Abstained
- -----------------              ----------        ---------
Sam Moore                      20,008,048         116,422
Ronald W. Blue                 19,921,706         202,764
Michael S. Hyatt               19,936,282         188,188



Item 6.  Exhibits
- -----------------

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number
- -------

31.1 -- Certification of Sam Moore, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 -- Certification of Joe L. Powers, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 -- Certification of Sam Moore, pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 -- Certification of Joe L. Powers, pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002



                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Thomas Nelson, Inc.
                                                    (Registrant)


Date:  November 9, 2004                    By:   /s/ Joe L. Powers
      -----------------                          ------------------------
                                                      Joe L. Powers
                                                 Executive Vice President
                                                 and Chief Financial Officer



                                  INDEX TO EXHIBITS

Exhibit
Number
- -------

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