Form 10-Q
period 2004-12-31
THOMAS NELSON INC
filed 2005-02-09
CIK 71023

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                 FORM 10-Q


                                (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2004

                                     or

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

     At February 7, 2005, the Registrant had outstanding 13,822,043 shares of Common Stock and 924,662 shares of Class B Common Stock.



                                   PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements

                     THOMAS NELSON, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (000's omitted, except share amounts, unaudited)



                                     December 31,     March 31,    December 31,
                                          2004           2004          2003
                                     -------------  -------------  ------------
                                      (unaudited)                  (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents          $  21,007      $ 22,780     $   6,319
    Accounts receivable, less
      allowances of $9,147, $7,951
      and $9,459, respectively            57,992        56,275        55,552
    Inventories                           36,850        30,341        35,557
    Prepaid expenses                      16,527        14,018        12,828
    Assets held for sale                    -             -            1,615
    Deferred tax assets                    4,923         4,923         5,085
                                     -------------  -------------  ------------
Total current assets                     137,299       128,337       116,956

    Property, plant and equipment, net    13,018        13,039        12,188
    Deferred charges                       1,317         1,754         2,080
    Goodwill, net                         29,304        29,304        29,304
    Other intangible assets                1,123           860           840
    Other assets                           9,197         6,425         6,440
                                     -------------  -------------  ------------
Total Assets                            $191,258      $179,719      $167,808
                                     =============  =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                    $ 22,457      $ 19,753      $ 20,305
    Accrued expenses                      10,113        13,278         9,991
    Deferred revenue                       6,394        11,758         7,171
    Dividends payable                        737           579           576
    Income taxes currently payable         6,989         2,419         3,452
    Current portion of long-term debt      2,308         3,022         3,022
                                     -------------  -------------  ------------
Total current liabilities                 48,998        50,809        44,517

Long term debt, less current portion         -           2,308         2,308
Long term taxes payable                   21,890        21,290        20,884
Deferred tax liabilities                   1,021         1,021           721
Other liabilities                            852         1,300           821
Minority interest                             12             9             9
Shareholders' equity:
    Preferred stock, $1.00 par value,
     authorized 1,000,000 shares;
     none issued                             -             -             -
    Common stock, $1.00 par value,
     authorized 20,000,000 shares;
     Issued 13,819,043; 13,502,855 and
     13,411,661 shares, respectively      13,819        13,503        13,412
    Class B stock, $1.00 par value,
     aughorized 5,000,000 shares;
     Issued 924,662; 963,195 and
     999,195 shares, respectively            925           963           999
    Additional paid-in capital            48,211        44,697        44,279
    Retained earnings                     55,530        43,819        39,858
                                     -------------  -------------  ------------
 Total sharesholders' equity             118,485       102,982        98,548
                                     -------------  -------------  ------------
Total Liabilities and
     Shareholders' Equity               $191,258      $179,719      $167,808
                                     =============  =============  ============

(See Notes to Condensed Consolidated Financial Statements)



                     THOMAS NELSON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (000's omitted, except per share data, unaudited)

                                        Three Months Ended    Nine Months Ended
                                          December, 31,          December 31,
                                       ------------------    ------------------
                                         2004      2003        2004      2003
                                       -------    -------    --------  --------
Net revenues                           $63,355    $56,045    $174,265  $161,705
Costs and expenses:
   Cost of goods sold                   34,983     32,200      99,054    94,251
   Selling, general and administrative  18,818     16,352      50,644    45,999
   Depreciation and amortization           649        563       1,864     1,683
                                       -------    -------    --------  --------
  Total costs and expenses              54,450     49,115     151,562   141,933
                                       -------    -------    --------  --------
Operating income                         8,905      6,930      22,703    19,772
Other income (expense)                     118       (439)        267      (260)
Interest expense                           148        229         550       716
                                       -------    -------    --------  --------
Income from continuing operations
     before income taxes                 8,875      6,262      22,420    18,796
Provision for income taxes               3,417      2,349       8,632     7,049
Minority interest                            1        (37)          3       (34)
                                       -------    -------    --------  --------
Income from continuing operations        5,457      3,950      13,785    11,781
Discontinued operations:
   Gain (loss) on disposal,
      net of applicable taxes               11        -           (22)     (156)
                                       -------    -------    --------  --------
Net income                             $ 5,468    $ 3,950    $ 13,763  $ 11,625
                                       =======    =======    ========  ========
Weighted average number
   of shares outstanding
    Basic                               14,720     14,403      14,612    14,393
                                       =======    =======    ========  ========
    Diluted                             15,206     15,140      15,087    14,777
                                       =======    =======    ========  ========
Net income per share, Basic:
    Income from continuing operations  $  0.37    $  0.27    $   0.94  $   0.82
    Loss from discontinued operations      -          -           -       (0.01)
                                       -------    -------    --------  --------
    Net income per share               $  0.37    $  0.27    $   0.94  $   0.81
                                       =======    =======    ========  ========
Net income per share, Diluted:
    Income from continuing operations  $  0.36    $  0.26    $   0.91  $   0.80
    Loss from discontinued operations      -          -           -       (0.01)
                                       -------    -------    --------  --------
    Net income (loss) per share        $  0.36    $  0.26    $   0.91  $   0.79
                                       =======    =======    ========  ========

(See Notes to Condensed Consolidated Financial Statements)




                     THOMAS NELSON, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                  (unaudited)
                                                         Nine Months Ended
                                                            December 31,
                                                        -------------------
                                                          2004       2003
                                                        --------   --------
Cash Flows From Operating Activities:
Net income from continuing operations                   $13,785    $11,781

Adjustments to reconcile income to net cash
 provided by (used in) operations:
   Depreciation and amortization                          1,864      1,683
   Amortization of deferred financing fees                  135        157
   Loss on sale of fixed assets and assets
     held for sale                                           16         21
   Minority interest                                          3        (34)
  Changes in assets and liabilities,
     net of acquisitions and disposals:
   Accounts receivable, net                              (1,717)       588
   Inventories                                           (6,509)     2,231
   Prepaid expenses                                      (2,509)       727
   Accounts payable and accrued expenses                   (400)    (3,882)
   Deferred revenue                                      (5,364)    (4,322)
   Income taxes currently payable                         4,570      1,073
   Change in other assets and liabilities and
     deferred charges                                    (2,853)     1,763
  Tax benefit of non-qualified stock options
     exercised, credited to additional paid-in capital    1,202        -
                                                        --------   --------
Net cash provided by continuing operations                2,223     11,786
                                                        --------   --------
Discontinued Operations:
   Loss from discontinued operations                        (22)      (156)
   Income tax payable                                       600     20,884
   Change in discontinued net assets                        (61)       195
                                                        --------   --------
Net cash provided by (used in) discontinued operations      517     20,923
                                                        --------   --------
Net cash provided by operating activities                 2,740     32,709
                                                        --------   --------

Cash Flows From Investing Activities:
   Capital expenditures                                  (1,837)    (2,261)
   Net proceeds from sales of property, plant
     and equipment and assets held for sale                 -           45
   Purchase of net assets of acquired company               -       (4,559)
   Acquisition of publishing rights                        (350)      (375)
                                                        --------   --------
   Net cash used in investing activities                 (2,187)    (7,150)
                                                        --------   --------

Cash Flows From Financing Activities:
   Payments under revolving credit facility                 -      (17,000)
   Payments on long-term debt                            (3,022)    (3,622)
   Proceeds from issuance of common stock                 2,590        251
   Dividends paid                                        (1,894)      (576)
                                                        --------   --------
Net cash used in financing activities                    (2,326)   (20,947)
                                                        --------   --------
Net increase (decrease) in cash and cash equivalents     (1,773)     4,612
Cash and cash equivalents at beginning of period         22,780      1,707
                                                        --------   --------
Cash and cash equivalents at end of period              $21,007    $ 6,319
                                                        --------   --------

Supplemental cash flow information:
   Dividends accrued and unpaid                         $   737    $   576
   Interest paid, net                                   $   619    $ 1,025
   Income taxes paid (refunded), net                    $ 2,260   ($12,840)

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

                                       Three Months Ended    Nine Months Ended
                                           December 31,         December 31,
                                       ------------------    ------------------
                                         2004      2003         2004     2003
                                       --------  --------    --------  --------
Net income (in thousands):
  As reported                            $5,468    $3,950     $13,763   $11,625
                                        ========  ========    ========  ========
  Less:  additional stock-based
         employee compensation expense
         determined under fair-value
         based method for all awards,
         net of related tax effects         494       524       1,361     1,396
                                        ========  ========    ========  ========
           Pro forma                     $4,974    $3,426     $12,402   $10,229
                                        ========  ========    ========  ========

Net income per share:
  Basic --   As reported                 $ 0.37    $ 0.27      $ 0.94    $ 0.81
                                        ========  ========    ========  ========
             Pro forma                   $ 0.34    $ 0.24      $ 0.85    $ 0.71
                                        ========  ========    ========  ========
  Diluted -- As reported                 $ 0.36    $ 0.26      $ 0.91    $ 0.79
                                        ========  ========    ========  ========
             Pro forma                   $ 0.33    $ 0.23      $ 0.82    $ 0.69
                                        ========  ========    ========  ========

     The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

                                       December 31, 2004    December 31, 2003
                                       -----------------    -----------------
Expected annual future dividend payment  $0.16 per share      $0.16 per share
Expected stock price volatility               46.05%               40.24%
Risk free interest rate                        4.53%                5.35%
Expected life of options                      9 years              9 years



Note C - Inventories

Components of inventories consisted of the following (in thousands):

                                     December 31,     March 31,    December 31,
                                         2004           2004           2003
                                    -------------  -------------  -------------
Finished goods                         $34,265         $28,000        $33,461
Raw materials and work in process        2,585           2,341          2,096
                                    -------------  -------------  -------------
                                       $36,850         $30,341       $35,557
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


For the Three Months Ended      Publishing   Conferences    Other       Total
--------------------------      -----------  -----------  -----------  --------
December 31, 2004:
  Net Revenues                   $ 53,529       $ 9,826                $ 63,355
  Operating Income                  7,297         1,608                   8,905
  Capital Expenditures              1,111            47                   1,158
  Depreciation and Amortization       593            56                     649

December 31, 2003:
  Net Revenues                   $ 46,912       $ 9,133                $ 56,045
  Operating Income                  5,493         1,437                   6,930
  Capital Expenditures                784             6                     790
  Depreciation and Amortization       497            66                     563


For the Nine Months Ended
-------------------------
December 31, 2004:
  Net Revenues                   $144,963       $29,302                $174,265
  Operating Income                 19,091         3,612                  22,703
  Identifiable Assets             168,997        20,261      $2,000     191,258
  Capital Expenditures              1,742            95                   1,837
  Depreciation and Amortization     1,696           168                   1,864

December 31, 2003:
  Net Revenues                   $136,669       $25,036                $161,705
  Operating Income                 16,762         3,010                  19,772
  Identifiable Assets             143,029        21,164      $3,615     167,808
  Capital Expenditures              2,180            81                   2,261
  Depreciation and Amortization     1,488           195                   1,683


Fiscal Year Ended March 31, 2004:
---------------------------------
  Net Revenues                   $193,161       $29,458                $222,619
  Operating Income                 24,823         2,317                  27,140
  Goodwill                         14,169        15,135                  29,304
  Assets Excluding Goodwill       143,510         4,905     $ 2,000     150,415
  Total Assets                    157,679        20,040       2,000     179,719
  Capital Expenditures              3,569            97                   3,666
  Depreciation and Amortization     2,028           259                   2,287


     Net revenues from conferences include event ticket sales of $20.9 million, $18.7 million and $21.9 million for the nine months ended December 31, 2004 and 2003 and the fiscal year ended March 31, 2004, respectively.


Note E - Long-Term Taxes Payable

     Long-term taxes payable at December 31, 2004 include a liability which resulted from an income tax refund of $18.7 million received in April 2003.
This tax refund was related to the disposal of the Company's C.R. Gibson gift division and was used to pay down existing debt. Further, the Company has reduced subsequent income tax payments by approximately $3.2 million related to additional tax credits generated by the tax loss realized on the disposal of C.R. Gibson. Until such time that the Company can conclude that the position taken on its income tax returns will ultimately be sustained by the taxing authorities, the refund and the tax credits will be recorded as a non-current tax liability. If the Company's position is sustained, the Company will recognize the refund and the tax credits as income from discontinued operations.


Note F - Debt

     The Company's bank credit facility consists of a $50 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Credit Facility has a term of three years and matures on October 15, 2008. At December 31, 2004, the Company had no outstanding borrowings under the Credit Facility.

     At December 31, 2004, the Company had outstanding approximately $2.3 million in unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at 6.68% due through December 2005.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth, which are similarly calculated for each debt agreement. At December 31, 2004, the Company was in compliance with all covenants of these debt agreements.


Note G - Royalty Advances

     At December 31, 2004, March 31, 2004 and December 31, 2003, prepaid expenses include $12.3 million, $9.2 million and $9.1 million, respectively, of royalty advances for products that have been released to the market or are expected to be released within the next twelve months. At December 31, 2004, March 31, 2004 and December 31, 2003, other assets include $5.0 million, $2.3 million and $2.3 million, respectively, for royalty advances for products not expected to be released to the market within the next twelve months.


Note H - Common Stock

     Declaration of dividends is within the discretion of the Board of Directors of the Company. The Board considers the payment of dividends on a quarterly basis, taking into account the Company's earnings and capital requirements, as well as financial and other conditions at the time. Certain covenants of the Company's Credit Facility and Senior Notes limit the amoun of cash dividends payable based on the Company's cumulative consolidated net income.

     The following table indicates dividend activity for the nine-month period ended December 31, 2004. Dividends relate to both Common Stock and Class B Common Stock.


      Declaration Date   Dividend Per Share    Record Date       Payment Date
      ----------------   ------------------  ---------------   ----------------
      May 20, 2004              $0.04        July 5, 2004      July 19, 2004
      August 19, 2004           $0.05        October 7, 2004   October 21, 2004
      November 18, 2004         $0.05        January 6, 2005   January 20, 2005


     Class B Common Stock carries ten votes per share, compared to one vote per share for Common Stock, and is convertible to Common Stock on a one-to-one ratio at the election of the holder. The Class B and Common Stock are identical in all other material respects.


Note I - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                    Three Months Ended     Nine Months Ended
                                        December 31,          December 31,
                                    ------------------     ------------------
                                       2004     2003         2004      2003
                                    --------  --------     --------  --------
Net income                           $ 5,468   $ 3,950      $13,763   $11,625
                                    ========  ========     ========  ========
BASIC EARNINGS PER SHARE:
  Weighted average shares
     outstanding                      14,720    14,403       14,612    14,393
                                    ========  ========     ========  ========
  Net income per share               $  0.37   $  0.27      $  0.94   $  0.81
                                    ========  ========     ========  ========
DILUTED EARNINGS PER SHARE:
  Basic weighted average shares
     outstanding                      14,720    14,403       14,612    14,393
  Dilutive stock options -
     based on treasury stock
     method using the average
     market price                        486       737          475       384
                                    --------  --------     --------  --------
  Total weighted average diluted
     shares                           15,206    15,140       15,087    14,777
                                    ========  ========     ========  ========
  Net income per share               $  0.36   $  0.26      $  0.91   $  0.79
                                    ========  ========     ========  ========


     For the three months and nine months ended December 31, 2004 there were no anti-dilutive options outstanding. For the three months ended December 31, 2003, there were 51,000 anti-dilutive options outstanding; and for the nine months ended December 31, 2003, there were 95,184 anti-dilutive options outstanding. As of December 31, 2004, there were no other securities outstanding that could potentially dilute basic earnings per share in the future.


Note J - Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R ("Share-Based Payment"). SFAS 123R requires the Company to recognize compensation expense for equity instruments awarded to employees. SFAS 123R is effective for the Company as of the beginning of the first interim period that begins after June 15, 2005. The Company is currently evaluating the impact that this pronouncement will have on it future operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

     Thomas Nelson, Inc. publishes Bibles and books and hosts inspirational conferences, designed to appeal to the Christian and family-oriented lifestyle segments of the population. The Company's business strategy is to publish high-quality products and offer related conference services for the Christian and general retail markets. Thomas Nelson's Common Stock and Class B Common Stock are listed on the New York Stock Exchange under the symbols TNM and TNMB, respectively. More information can be found in our Annual Report on Form 10-K, available at our website: www.thomasnelson.com.

     Net revenues for the quarter ending December 31, 2004 were up 13% in comparison to the comparable quarter in the prior year. Publishing net revenues were up 14% in the quarter. The revenue performance for publishing products reflect increased front list (products released in the current fiscal year) and backlist (products released prior to the current fiscal year) sales across most all of our product lines (imprints). Most major market channels also demonstrated improvement over the prior year. Given this strength across our product lines, we believe the sales gains reflect overall market improvements as well as our delivery of quality products to the marketplace.

     Thomas Nelson, Inc. had seven of the top 10 books according to the January 3, 2005 point-of-sale data generated by Sales Tracking Analysis Trends Summary (STATS) compiled by the Evangelical Christian Publishers Association. Thomas Nelson is the only publisher to have multiple products in the top 10. Analyzing the STATS results further past the top 10 titles shows continued domination, with 18 of the top 50 products claimed by Thomas Nelson - more than double the number of the nearest competitor's best sellers.

     In addition, Thomas Nelson Publishers also has a general market best seller in "The Total Money Makeover" (Nelson Books) by Dave Ramsey, which ranks on the "New York Times" Business Best Sellers list at #11 as of January 2, 2005. Thomas Nelson also had three titles on the "Publisher's Weekly" Religion Hardcover Best Seller list for December including #3 "Epic" (Nelson Books) by John Eldredge, #6 "Come Thirsty" (W Publishing) by Max Lucado and #7 "Wild at Heart" (Nelson Books) by John Eldredge.

     Net revenues from conferences increased 8%, compared to the prior year's quarter. This improvement relates to hosting conferences at larger venues and increased attendance this quarter compared to the prior period. There were the same number of conferences held in both periods.

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

                                       Nine Months Ended
                                          December 31,    Fiscal Year-to-Year
                                       -----------------        Increase
                                          2004    2003         (Decrease)
                                        -------  -------  -------------------
                                           (%)     (%)            (%)
Net revenues:
  Publishing                              83.2     84.5           6.1
  Conferences                             16.8     15.5          17.0
                                        -------  -------  -------------------
Total net revenues                       100.0    100.0           7.2

Expenses:
  Cost of goods sold                      56.8     58.3           5.1
  Selling, general and administrative     29.1     28.5          10.1
  Depreciation and amortization            1.1      1.0          10.8
                                        -------  -------  -------------------
    Total expenses                        87.0     87.8           6.8
                                        -------  -------  -------------------
Operating income                          13.0     12.2          14.8
                                        -------  -------  -------------------
Net income                                 7.9      7.2          18.4
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


Results of Operations

Consolidated Results - Third Quarter of Fiscal 2005
                       Compared with Third Quarter of Fiscal 2004
                       -------------------------------------------

     Net revenues for the quarter ending December 31, 2004 increased to $63.4 million from $56 million in the prior year, a 13% increase in comparison to the comparable quarter in the prior year. Publishing net revenues were up 14% in the quarter. The revenue performance for publishing products reflected increased frontlist (products released in the current fiscal year) and backlist (products released prior to the current fiscal year) sales across most all of our product lines (imprints). Most major market channels also demonstrated improvement over the prior year. Given this strength across our product lines, we believe the sales gains reflect overall market improvements as well as our delivery of quality products to the marketplace. Net revenues from conferences increased 8%, compared to the prior year's quarter. This improvement relates to hosting conferences at larger venues and increased attendance this quarter compared to the prior period. The same number of conferences were held in both periods. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold increased for the three months ended December 31, 2004 by $2.8 million, or 9% from the same period in the prior year, and as a percentage of net revenues, decreased from 57% to 55%. The improvement in cost of goods sold as a percentage of net revenues is primarily attributable to improved recovery on sales of excess publishing product inventories and improved recovery of royalty advances on publishing products.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the three months ended December 31, 2004 increased $2.5 million, or 15% from the same period in the prior year. These expenses, expressed as a percentage of net revenues, increased from 29% to 30%. The increase in dollars and percentage over the prior year is primarily attributable to additional expenditures required for compliance with the Sarbanes-Oxley Act, planned increases in advertising, variable expenses that increased in relation to net revenues, and overhead investments in certain publishing areas for future growth, such as fiction, curriculum, World Publishing and direct to school sales programs.

     Depreciation and amortization increased slightly from the prior period due to building improvements last year.

     The provision for income taxes has been increased from 37.5% to 38.5% for the current fiscal year due to increased business activity in states with higher income tax rates without the benefit of state net operating loss carry forwards that existed in prior periods, and accruals for other tax items.


Consolidated Results - First Nine Months of Fiscal 2005
                       Compared with the First Nine Months of Fiscal 2004
                       --------------------------------------------------

     Net revenues for the nine months ended December 31, 2004 increased $12.6 million, or 8%, from the same period in the prior year. Net revenues from publishing products increased $8.3 million, or 6%, primarily due to a strong performance by the book divisions and increased revenues from the September 19, 2003 acquisition of World Publishing. Net revenues from conferences increased $4.3 million or 17%, primarily due to hosting one additional conference in the current period, a mix of larger venues, and increased attendance and product sales. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold increased for the nine months ended December 31, 2004 by $4.8 million, or 5% from the same period in the prior year, and as a percentage of net revenues, decreased to 57% from 58% in the prior year. Improvement in the cost of goods sold as a percentage of net revenues for publishing products was partially offset by a planned increase in cost of products sold at conferences to attempt to increase volume and total profit at conference events. The improvement for publishing products was primarily attributable to improved recovery on sales of excess inventories and improved recovery of royalty advances.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the nine months ended December 31, 2004 increased
$4.6 million, or 10% from the same period in the prior year. These expenses, expressed as a percentage of net revenues, increased to 29% from 28% in the prior year period. The increase in dollars and percentage over the prior year is primarily attributable to additional expenditures required for compliance with the Sarbanes-Oxley Act, planned increases in advertising, variable expenses that increased in relation to net revenues, and overhead investments in certain publishing areas for future growth, such as fiction, curriculum, World Publishing and direct to school sales programs.

     Depreciation and amortization increased slightly from the prior period due to building improvements last year.

     Interest expense for the nine months ended December 31, 2004 was $0.6 million, a decrease of $0.2 million from the same period in the prior year due to lower debt levels.

     The provision for income taxes has been increased from 37.5% to 38.5% for the current fiscal year due to increased business activity in states with higher income tax rates without the benefit of state net operating loss carry forwards that existed in prior periods, and accruals for other tax items.


Liquidity and Capital Resources
-------------------------------

     At December 31, 2004, the Company had approximately $21.0 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At December 31, 2004, the Company had working capital of $88.3 million.

     Net cash provided by continuing operations was $2.2 million for the nine months ended December 31, 2004 and $11.8 million for the same period last year. Cash provided by continuing operations during the nine months ended December 31, 2004 was principally attributable to net income offset by an increase in inventory and royalty advances and a decrease in deferred revenue. The increase in inventory is due to the seasonality of our publishing business and timing of new publishing product releases, and the increase in royalty advances relates to the signing of certain key authors to new multi-book agreements. The reduction in deferred revenue from March 31, 2004 related to the end of our calendar year conference events. Cash provided by continuing operations during the nine months ended December 31, 2003 was principally attributable to net income from continuing operations.

     In April 2003, the Company received an income tax refund of $18.7 million. This tax refund was related to the recognition of a loss on disposal of the Company's C.R. Gibson gift division and was used to pay down debt. Further, the Company has reduced subsequent income tax payments by approximately
$3.2 million related to additional tax credits generated by the tax loss realized on the disposal of C.R. Gibson. Until such time that we conclude that the position taken on our income tax returns will ultimately be sustained by the taxing authorities, the refund and the tax credits will be recorded as a non-current tax liability. If the Company's position is sustained, the Company will recognize the refund and the tax credits as income from discontinued operations.

     Fiscal year-to-date capital expenditures have totaled approximately
$1.8 million, primarily consisting of building improvements, computer software and equipment. During the remainder of fiscal 2005, the Company anticipates capital expenditures of approximately $2.2 million, primarily consisting of building improvements and computer software and equipment.

     The Company's bank credit facility consists of a $50 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Credit Facility has a term of three years and matures on October 15, 2008. At December 31, 2004, the Company had no outstanding borrowings and $50 million available to borrow under the Credit Agreement.

     At December 31, 2004, the Company had outstanding approximately $2.3 million of unsecured senior notes ("Senior Notes"). The Senior Notes bear interest at 6.68% due through December 2005.

     Under the terms of the Credit Facility and the Senior Notes, the Company has agreed to limit the payment of dividends and to maintain certain financial ratios and tangible net worth. At December 31, 2004, the Company was in compliance with all covenants of these debt agreements.

     On February 3, 2004, the Company received a letter from one of its former customers that has filed for Chapter 11 bankruptcy. It indicated that the Company may have received preferential transfers, in the form of cash and returned books, totaling approximately $1.7 million. We are evaluating the notice and intend to vigorously defend the matter. While resolution of this matter is not expected to materially affect the Company's liquidity, if all or a portion of these amounts were to be repaid, it would reduce the Company's net income in the amount of the repayment, net of tax.

     Management believes cash generated by operations and borrowings available under the Credit Facility will be sufficient to fund anticipated working capital requirements for existing operations through the remainder of fiscal 2005. The Company's current cash commitments include current maturities of debt and operating lease obligations that are disclosed in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2004. The Company also has current inventory purchase and royalty advance commitments in the ordinary course of business that require cash payments as vendors and authors fulfill their requirements to the Company in the form of delivering satisfactory product orders and manuscripts, respectively. The Company has no off-balance sheet commitments or transactions with any variable interest entities. Management also is not aware of any undisclosed material related party transactions or relationships with management, officers or directors.


                                     Payments Due by Fiscal Year
   Contractual      ------------------------------------------------------------
   Commitments      Remainder                                2009 and
    (in 000's)       of 2005    2006      2007      2008    Thereafter   Total
------------------  --------  --------  --------  --------  ----------  --------
Long-term debt       $  -     $ 2,308    $  -      $  -      $   -      $ 2,308
Inventory purchases     776     5,000     5,000     5,000      4,583     20,359
Operating leases        404     1,089       652     1,121      4,898      8,164
Royalty advances      4,181     3,926     1,963       910      2,498     13,478
                    --------  --------  --------  --------  ----------  --------
Total obligations    $5,361   $12,323    $7,615    $7,031    $11,979    $44,309
                    ========  ========  ========  ========  ==========  ========
</TABLE


ACCOUNTING PRONOUNCEMENTS
-------------------------

     In December 2004, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard ("SFAS") No. 123R ("Share-Based
Payment"). SFAS 123R requires the Company to recognize compensation expense for equity instruments awarded to employees. SFAS 123R is effective for the Company as of the beginning of the first interim period that begins after June 15, 2005. The Company is currently evaluating the impact that this pronouncement will have on it future operations.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     As of and for the period ended December 31, 2004, there have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual
Report on Form 10-K for the fiscal year ended March 31, 2004.

     The Company invoices and collects all freight sales and makes purchases from overseas in U.S. dollars. Accordingly, the Company's customers and vendors bear all material currency exchange risks.


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


Date:  February 9, 2005                    By:   /s/ Joe L. Powers
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