Form 10-K
period 2005-03-31
THOMAS NELSON INC
filed 2005-06-14
CIK 71023

SECURITIES AND EXCHANGE COMMISSION
	                      Washington, D.C.  20549



	                             FORM 10-K
	           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
	               OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended March 31, 2005
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

     As of June 13, 2005, the Registrant had outstanding 13,936,675 shares of Common Stock and 916,362 shares of Class B Common Stock. On such date the aggregate market value of shares of common stock and Class B common stock held by nonaffiliates was approximately $335 million. The market value calculation was determined using the closing sale price of the Registrant's Common Stock and Class B Common Stock on June 13, 2005, as reported on The New York
Stock Exchange.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                              Documents from which portions
       Part of Form 10-K                      are incorporated by reference
-------------------------------               ------------------------------

PART II

Item 5  - Market for Company's Common       Page 40 of Annual Report to
          Equity, Related Shareholder           Shareholders for year ended
          Matters, and Issuer Purchases         March 31, 2005 (market price
          of Equity Securities                  and dividend information only)

Item 6  - Selected Financial Data           Page 23 of Annual Report to
                                                Shareholders for year ended
                                                March 31, 2005

Item 7  - Management's Discussion and       Pages 24 to 26 of Annual Report
          Analysis of Financial Condition       to Shareholders for year ended
          and Results of Operations             March 31, 2005

Item 7A - Quantitative and Qualitative      Page 26 of Annual Report to
          Disclosures about Market Risk         Shareholders for year ended
                                                March 31, 2005

Item 8  - Financial Statements and          Pages 28 to 38 of Annual
          Supplementary Data                    Report to Shareholders for
                                                year ended March 31, 2005

PART III

Item 10 - Directors and Executive Officers   To be included in Company's Proxy
          of the Company                        Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 18, 2005, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.

Item 11 - Executive Compensation             To be included in Company's Proxy
                                                Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 18, 2005, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.

Item 12 - Security Ownership of Certain      To be included in Company's Proxy
          Beneficial Owners and Management      Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 18, 2005, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.


Item 13 - Certain Relationships and          To be included in Company's Proxy
          Related Transactions                  Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 18, 2005 to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.

Item 14 - Principal Accountant Fees          To be included in Company's Proxy
          and Services                          Statement for the Annual
                                                Meeting of Shareholders to be
                                                held August 18, 2005, to be
                                                filed with the Securities and
                                                Exchange Commission pursuant
                                                to Regulation 14A under the
                                                Securities Exchange Act of
                                                1934, as amended.





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


PUBLISHING

     The Company's book publishing division publishes and distributes hardcover and trade paperback books emphasizing Christian, inspirational and family value themes. The Company believes it is the largest publisher of Christian and inspirational Bibles and books in the United States. Books are published by the Company under several imprints including Thomas Nelson(R), W PublishingTM,
J. Countryman(R), Tommy Nelson(R), Nelson Current, Rutledge Hill Press(R), Cool Springs PressTM, WestBow Press, Caribe-Betania Editores, Nelson Electronic and Reference, World Publishing and our newest imprint, Nelson Ignite, and consist generally of inspirational, trade, gift, children's and reference books emphasizing Christian and family values themes. The Company distributes books primarily through Christian bookstores, general bookstores, mass merchandisers and direct sales to consumers, churches, and ministries.

     In fiscal 2005, 2004 and 2003, the Company released 452, 480 and 523 new book titles, respectively. The Company publishes and distributes some of the best known communicators in Christian and inspirational publishing, including John Bevere, Lisa Bevere, Henry Blackaby, Dr. Don Colbert, Ted Dekker, John Eldredge, Billy Graham, Franklin Graham, John Hagee, Hank Hanegraaf, Jack Hayford, Benny Hinn, Angela Hunt, Barbara Johnson, Thomas Kinkade, Anne Graham Lotz, Max Lucado, John C. Maxwell, John MacArthur, Frank Peretti, Dr. Charles Stanley and Charles Swindoll. In addition, the Company maintains a backlist of over 4,900 titles, which provides a stable base of recurring revenues as many popular titles continue to generate significant sales from year to year. Backlist titles accounted for approximately 45% of the book division's net revenues in fiscal 2005. Authors and titles are supported through radio, television, cooperative advertising, author appearances, in-store promotions, print advertising and other means.

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

     Virtually all Bibles and Bible products currently published in the United States are based on one of fourteen major translations. Of these fourteen translations, thirteen are protected by copyright laws, which grant the copyright owner the exclusive right, for a limited term, to control the publication of such translation. The Company publishes Bibles and Bible products based on nine of the fourteen major translations, of which three are exclusive to the Company as a result of copyright ownership. Approximately 41% of the Company's net revenues from Bible publishing in fiscal 2005 were generated through sales of its proprietary Bible products.

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

     Electronic Bibles and biblical reference books are published under the Nelson Electronic and Reference PublishingTM imprint. These products include electronic collections centered on Bible study; electronic libraries featuring well-known authors, such as Jack Hayford, John MacArthur, John Maxwell, Max Lucado and Charles Stanley; and software for preparing Bible study lessons.
The Company believes it has achieved a leadership position in the industry with its electronic publications and is aggressively pursuing new digital formats of publication and distribution as they develop, such as the Internet and emerging portable book technologies.

     The Company continually seeks to expand its Bible product line by eveloping or aiding in the development of new translations and editions and seeking new publishing opportunities. The Company also continually makes editorial, design and other changes to its existing line of Bibles and other Bible products in an effort to increase their marketability. The Company currently publishes approximately 3,400 different Bibles and biblical reference products such as commentaries, study guides and other popular Bible help texts. Styles range from inexpensive paperbacks to deluxe leather-bound Bibles to CD-ROM to audio and video products. Different editions of a particular Bible translation are created by incorporating additional material, such as study helps, concordances, indices and Bible outlines, or artwork, into the biblical text. These editions (which are generally proprietary to the Company regardless of whether or not the Company holds proprietary rights to the underlying Bible translation) are targeted to the general market or positioned for sale to specific market segments.


CONFERENCES

     Women of Faith(R) hosts inspirational conferences and has an Internet portal, womenoffaith.com. Both are designed to foster a community setting for Christian women and to introduce women to a lifestyle of God's Grace. The Company benefits through conference attendance fees and the sale of Christian products at the conferences. In fiscal year 2005, Women of Faith hosted 28 conferences throughout North America, which attracted approximately 400,000 participants.

     Womenoffaith.com is an on-line community of women who gather to build relationships with one another. Founded in June 1999, womenoffaith.com created a place where Christian women from all over the world come to share their life experiences and faith with one another. During the last two fiscal years, womenoffaith.com shipped product to over 39,000 unique customers. The conferences and the Internet site both provide opportunities to market and sell inspirational products.


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

     As of March 31, 2005, the Company employed a sales force of approximately 125 people and maintained 24-hour-a-day telemarketing capability. These employees service over 17,000 retail accounts and 39,000 church, school and consumer-related accounts. Customer orders are usually shipped through a variety of common carriers, as well as by UPS(R), FedEx(R) and parcel post.
No single customer accounted for more than 10% of net revenues during fiscal
2005.

     The Company contracts with a number of foreign publishers to translate the Company's English titles into foreign languages. The Company typically retains publishing rights to the titles translated.

     The Company distributes its products internationally in South America, Europe, Australia, New Zealand, Africa, the Far East, Mexico and Canada. In fiscal 2005, the Company's export operations accounted for less than 10% of the Company's total net revenues.

     Substantially all of the Company's products are manufactured by domestic and foreign commercial printers, binders and manufacturers, which are selected on the basis of competitive bids. The Company may contract separately for paper and certain other supplies used by its manufacturers.

     The Company's net revenues fluctuate seasonally, with revenues in the first fiscal quarter historically being less than each of the remaining quarters of the year. Seasonality is the result of increased consumer purchases of the Company's products during the traditional calendar year-end holidays. In addition, the Company's quarterly operating results may fluctuate significantly due to new product introductions, the timing of selling and marketing expenses and changes in sales and product mixes.


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


EMPLOYEES

     As of March 31, 2005, the Company employed approximately 600 persons. The Company has not suffered any work stoppages as a result of labor disputes in recent years and considers relations with its employees to be good.


AVAILABLE INFORMATION

     The Company files reports with the Securities and Exchange Commission (the "Commission"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time-to-time. The Company is an electronic filer and the Commission maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. The Company's website address is www.thomasnelson.com. Please note that the Company's website address is provided as an inactive textual reference only. The Company makes the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K available free of charge through the Company's website, as well as all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission. The information provided on the Company's website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.


EXECUTIVE OFFICERS

     Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Following is certain information regarding the executive officers of the Company:

          Name            Age        Position with the Company
--------------------  ----------  -------------------------------
     Sam Moore            75      Chairman of the Board, Chief Executive
                                    Officer and Director
     Michael S. Hyatt     49      President, Chief Operating Officer and
                                    Director
     Joe L. Powers        59      Executive Vice President, Chief Finacial
                                    Officer and Secretary
     Vance Lawson         46      Senior Vice President, Finance and
                                    Operations Group

     Except as indicated below, each executive officer has been an employee of the Company as his principal occupation for more than the past five years.

     Sam Moore has been Chairman of the Board, Chief Executive Officer and a Director of the Company since its founding in 1961. He was also President until January 2004.

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

     Joe L. Powers was appointed Executive Vice President, Chief Financial Officer and Secretary of the Company in 1995. Previously, Mr. Powers served as a Vice President of the Company since 1980.

     Vance Lawson was appointed Senior Vice President, Finance and Operations Group in 2000. Previously, Mr. Lawson served as Vice President, Finance of the Company since 1993 and had served as Senior Vice President of Finance and Operations at Word, Incorporated since 1988.


Item 2.  Properties

     The Company's executive, editorial, sales and production offices are primarily located at its corporate headquarters at 501 Nelson Place in Nashville, Tennessee. These facilities are housed in a 74,000 square foot building completed in 1981, which is owned by the Company.

     The Company's major warehouse facilities, which are owned by the Company, are located in a building containing approximately 275,000 square feet adjacent to its corporate headquarters in Nashville, Tennessee. This includes a 95,000 square foot building, which was completed in fiscal 1976, and additions to the warehouse and distribution center of approximately 120,000 and 60,000 square feet, which were completed during fiscal 1993 and 2003, respectively.

     The Company has signed a lease commencing August 2005 for 41,000 square feet of office space which will replace the current office space lease of 38,000 square feet expiring November 2005.

     The Company's significant leased properties are described below:

                                             Square     Annual      Lease
   Location            Use/Segment            Feet       Rent     Expiration
--------------   -------------------------   ------   ---------   ----------
Nashville, TN     Sales office/publishing    38,000   $745,000      11/2005
Plano, TX         Office/Women of Faith      23,931   $340,000      10/2010
Nashville, TN     Sales office/publishing    41,000   $580,000      12/2013


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


Item 3.  Legal Proceedings

     On February 3, 2004, the Company received a letter from one of its former customers that has filed for Chapter 11 bankruptcy. It indicated that the Company may have received preference transfers, in the form of cash and returned books, totaling approximately $1.7 million. This claim was settled in April 2005 with a payment of $18,125.

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


Item 5. Market for the Company's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

     Incorporated by reference to the Annual Report to Shareholders for the year ended March 31, 2005 (the "Annual Report").


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


Item 8.  Financial Statements and Supplementary Data

     Incorporated by reference to the Annual Report. Includes selected unaudited quarterly financial data for the years ended March 31, 2005 and 2004.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company's internal controls over financial reporting during the Corporation's fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Assessment on Internal Control Over Financial Reporting

     Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance that the controls and procedures will meet their objectives regarding the preparation and fair presentation of published financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting, based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's evaluation under the criteria in Internal Control - Integrated Framework, we concluded that our internal control over financial reporting was effective as of March 31, 2005.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.


                              PART III

Item 10.  Directors and Executive Officers of the Company

     Information regarding the directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2005 (the "Proxy Statement"), to be filed within 120 days of March 31, 2005 with the Commission pursuant to Regulation 14A under the Exchange Act. Information regarding the Company's executive officers is contained in Part I, Item 1 herein.


Item 11.  Executive Compensation

     Incorporated by reference to the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information about security ownership of certain beneficial owners is incorporated by reference to the Proxy Statement.

     The Company does not maintain any equity compensation plans under which stock may be issued except those approved by the Company's shareholders. The table set forth below provides certain information as of March 31, 2005 with respect to the Company's equity compensation plans:

                      EQUITY  COMPENSATION PLAN INFORMATION
                         A                    B                    C
                -------------------- ------------------- --------------------
                Number of securities
                 to be issued upon                        Number of securities
                    exercise of      Weighted-average     available for future
                outstanding options,  exercise price     issurance under equity
                warrants and rights   of outstanding       compensation plans
                -------------------- options, warrants   (excluding securities
 Plan Category   Common     Class B    and rights        reflected in Column A)
 -------------  ---------  --------- ------------------- ---------------------
Equity
compensation                                                        Common or
plans approved 1,326,486(1) 300,000       $11.94          539,000    Class B
by security                                                          Common
holders
-------------------------------------------------------------------------------


(1) Includes 231,684 options exercisable for either Class B or Common shares.


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

      1.  Financial Statements

     The following consolidated financial statements of the Company included in the Annual Report are incorporated herein by reference as set forth in
Part II, Item 8:

   Consolidated statements of income -
     - years ended March 31, 2005, 2004 and 2003
   Consolidated balance sheets -- March 31, 2005 and 2004
   Consolidated statements of shareholders' equity and comprehensive income -
     - years ended March 31, 2005, 2004 and 2003
   Consolidated statements of cash flow -
     - years ended March 31, 2005, 2004 and 2003
   Notes to consolidated financial statements
   Report of KPMG LLP, Independent Registered Public Accounting Firm
   Report of KPMG LLP, Independent Registered Public Accounting Firm

     2.  Financial Statement Schedules

     The following consolidated financial statement schedules are included herein:
                                                                       Page
                                                                       ----

Schedule II -- Valuation and Qualifying Accounts and Allowances         17

Report of KPMG LLP, Independent Registered Public Accounting Firm       20

     Schedules not listed above have been omitted because they are not required, are inapplicable or the required information has been given in the consolidated financial statements or notes thereto.


(b)  Reports on Form 8-K

     - On February 2, 2005, the Company furnished a current report on Form 8-K to announce the results and financial condition for the third quarter of fiscal 2005.
     - On May 16, 2005, the Company furnished a current report on Form 8-K to announce the results and financial condition for the fourth quarter of fiscal 2005.
     - On May 23, 2005, the Company furnished a current report on Form 8-K to announce that Mr. Jesse T. Correll has decided not to stand for re-election to the Board but would serve the remainder of his term, which expires on August 18, 2005, the date of the Annual Meeting of Shareholders of the Company.

     3.  Exhibits

     The following exhibits are included herein or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit
Number
-------

 3.1  -- Thomas Nelson, Inc. Amended and Restated Charter (filed as
         Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)

 3.2 -- Thomas Nelson, Inc. Amended Bylaws (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999 and incorporated herein by reference)

 4.1 -- Note Purchase Agreement dated January 3, 1996, among the Company, The Prudential Insurance Company of America and Metropolitan Life Insurance Company (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference)

 4.2 -- Letter Amendment No. 1 dated June 28, 1996, to Note Purchase Agreement dated January 3, 1996, among the Company, The Prudential Insurance Company of America and Metropolitan Life Insurance Company and related waiver, dated as of March 31, 1996 (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended
         March 31, 1996 and incorporated herein by reference)

 4.3 -- Revolving Credit Agreement dated as of June 28, 2002, among the Company, several banks and other financial institutions from time to time party hereto, and SunTrust Bank, Nashville, in its capacity as Administrative Agent (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)

 4.4 -- First Amendment to Revolving Credit Agreement dated August 27, 2004, among Thomas Nelson, Inc., the Lenders from time totime party thereto and SunTrust Bank, as Administrative Agent (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference)

10.1 -- Thomas Nelson, Inc. Amended and Restated 1990 Deferred Compensation Option Plan for Outside Directors (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 33-80086) dated June 13, 1994 and incorporated herein by reference)*

10.2 -- Thomas Nelson, Inc. Amended and Restated 1992 Employee Stock Incentive Plan (filed as Exhibit 4.6 to the Company's Proxy Statement dated July 26, 1995, for the Annual Meeting of Shareholders held on August 24, 1995 and incorporated herein by reference)*

10.3 -- Employment Agreement dated as of May 13, 1996, between the Company and Sam Moore (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.4 -- Addendum to Employment Agreement dated as of May 13, 1996, between the Company and Sam Moore (executed on June 22, 2000) (filed as
         Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by reference)*


10.5 -- Employment Agreement dated as of May 10, 1996, between the Company and Joe L. Powers (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.6 -- Employment Agreement dated as of June 23, 1993, between the Company and Vance Lawson (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference)*


10.7 -- Addendum to Employment Agreement dated as of May 10, 1996, between the Company and Joe L. Powers (executed on June 22, 2000) (filed as
         Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by reference)*

10.8 -- Thomas Nelson, Inc. 1997 Deferred Compensation Plan for Non-employee Directors (adopted on May 22, 1997) (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by reference)*

10.9 -- Amended and Restated Asset Purchase Agreement, dated October 31, 2001 by and between the Company, The C.R. Gibson Company, and C.R. Gibson Sales Company, Inc. and CRG Acquisition Corp., as Buyer. Schedules to the Amended and Restated Asset Purchase Agreement have been omitted. The Company agrees to furnish supplementally a copy of any Schedule to the Commission upon request. (filed as Exhibit 2.1 to the Company's Form 10-Q for the quarter period ended September 30, 2001 and incorporated herein by reference)

10.10 -- Transition Services Agreement, dated November 7, 2001, effective as of October 31, 2001 by and between the Company and CRG Acquisition Corp. (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter period ended September 30, 2001 and incorporated herein by reference)

10.11 -- Lease Agreement, dated November 7, 2001, effective as of October 31, 2001 by and between the Company, as Tenant, and CRG Acquisition Corp., as Landlord. (filed as Exhibit 10.2 to the Company's
         Form 10-Q for the quarter period ended September 30, 2001 and incorporated herein by reference)

10.12 -- Employment Agreement dated as of July 7, 2000 between the Company and Mike Hyatt (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)*

10.13 -- Employment Agreement dated July 8, 1998, between the Company and Phil Stoner (filed as Exhibit 10.19 to the Company's Annual Report
         Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)*

10.14 -- Amendment to Thomas Nelson, Inc. Amended and Restated 1992 Employee Stock Incentive Plan (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003 and incorporated herein by referece)*

10.15 -- Thomas Nelson, Inc. 2003 Stock Incentive Plan, as adopted on
         August 21, 2003 (filed as Appendix B to the Company's Proxy Statement dated July 11, 2003, for the Annual Meeting of Shreholders held on August 21, 2003 and incorporated herein by reference)*

10.16 -- Employment Agreement dated May 25, 2004 between the Company and Michael S. Hyatt (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended March 31, 2004 and incorporated herein by reference)*

10.17 -- Employment Agreement dated March 25, 1998 between the Company and Jerry Park*

13    -- Thomas Nelson, Inc. Annual Report to Shareholders for the year ended
         March 31, 2005 (to the extent of portions specifically incorporated herein by reference)

21    -- Subsidiaries of the Company

23    -- Reports on Schedule and Consents of Independent Registered
         Accounting Firm

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

                                   Date:  June 14, 2005


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                 Title                           Date
   ---------------------    ---------------------            -----------------


  /s/ Sam Moore                Chairman of the Board of         June 14, 2005
----------------------------   Directors and Chief Executive
      Sam Moore                Officer


  /s/ Michael S. Hyatt         President and Chief Operating    June 14, 2005
----------------------------   Officer
      Michael S. Hyatt


  /s/ Joe L. Powers             Executive Vice President,       June 14, 2005
----------------------------    Secretary, and Chief Financial
      Joe L. Powers             Officer


  /s/ Ronald W. Blue            Director                        June 14, 2005
-----------------------------
      Ronald W. Blue


  /s/ Jesse T. Correll          Director                        June 14, 2005
-----------------------------
      Jesse T. Correll


  /s/ Brownlee O. Currey, Jr.   Director                        June 14, 2005
-----------------------------
      Brownlee O. Currey, Jr.


  /s/ W. Lipscomb Davis, Jr.    Director                        June 14, 2005
-----------------------------
      W. Lipscomb Davis, Jr.


  /s/ S. Joseph Moore           Director                        June 14, 2005
-----------------------------
      S. Joseph Moore


  /s/ Millard V. Oakley         Director                        June 14, 2005
-----------------------------
      Millard V. Oakley


                               SCHEDULE II
               VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

                                            March 31,   March 31,   March 31,
                                              2005        2004        2003
                                           ----------  -----------  -----------
Allowance for Sales Returns:
---------------------------
  Balance at beginning of period          $ 6,792,000  $ 6,046,000  $ 4,984,000
  Additions:
    1.  Charged to costs and expenses      41,053,000   40,058,000   38,728,000
  Deductions:
    1.  Charge-offs                        40,408,000   39,312,000   37,666,000
                                          -----------  -----------  -----------
  Balance at end of period                $ 7,437,000 $  6,792,000 $  6,046,000
                                          ===========  ===========  ===========

Allowance for Doubtful Accounts:
-------------------------------
  Balance at beginning of period          $ 1,159,000  $ 1,264,000  $ 1,435,000
  Additions:
    1.  Charged to costs and expenses         600,000    1,262,000    1,463,000
  Deductions:
    1.  Charge-offs                           657,000    1,368,000    1,633,000
                                          -----------  -----------  -----------
  Balance at end of period                $ 1,102,000  $ 1,159,000  $ 1,265,000
                                          ===========  ===========  ===========

Discontinued Operations:
-----------------------
  Balance at beginning of period          $   158,000  $   128,000  $ 6,313,000
  Additions:
    1.  Charged to costs and expenses            -         208,000         -
  Deductions:
    1.  Charge-offs                           114,000      178,000    6,185,000
                                           ----------  -----------  -----------
  Balance at end of period                $    44,000  $   158,000  $   128,000
                                          ===========  ===========  ===========




                            INDEX TO EXHIBITS

Exhibit                                                                Page
Number                     Description                                 Number
------                     -----------                                 ------

10.17 -- Employment Agreement dated March 25, 1998 between the Company and Jerry Park*.................................................19

13    -- Thomas Nelson, Inc. Annual Report to Shareholders
         for the year ended March 31, 2005 (to the extent
         of portions specifically incorporated by reference).............23

21    -- Subsidiaries of the Company.....................................52

23    -- Reports on Schedule and Consents of Independent
         Registered Accounting Firm......................................53

31.1  -- Certification of Sam Moore, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...............................54

31.2  -- Certification of Joe L. Powers, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...............................55

32.1  -- Certification of Sam Moore, pursuant to
         18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.........56

32.2  -- Certification of Joe L. Powers, pursuant to
         18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.........57