Form 10-Q
period 2005-06-30
THOMAS NELSON INC
filed 2005-08-09
CIK 71023

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                 FORM 10-Q


                                (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005

                                     or

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

     At August 5, 2005, the Registrant had outstanding 13,958,776 shares of Common Stock and 916,362 shares of Class B Common Stock.



                                   PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements
-------------------------------------------------------------------------------

                     THOMAS NELSON, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (000's omitted, except share amounts)
                                    (unaudited)



                                         June 30,     March 31,      June 30,
                                          2005           2005          2004
                                     -------------  -------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents          $  23,275      $ 23,999     $  23,634
    Accounts receivable, less
      allowances of $7,386, $8,539
      and $7,200, respectively            44,285        60,907        44,616
    Inventories                           40,156        36,678        36,104
    Prepaid expenses                      22,491        18,037        16,094
    Deferred income tax benefits           4,797         4,797         4,470
                                     -------------  -------------  ------------
Total current assets                     135,004       144,418       124,918

    Property, plant and equipment, net    15,888        14,618        13,068
    Other assets                          12,181        12,181         8,311
    Deferred charges                       1,391         1,353         1,581
    Intangible assets                      2,054         1,085           805
    Goodwill, net                         29,304        29,304        29,304
                                     -------------  -------------  ------------
Total Assets                            $195,822      $202,959      $177,987
                                     =============  =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                    $ 24,939      $ 25,304      $ 23,299
    Accrued expenses                       6,321        12,699         7,145
    Deferred revenue                      11,637         9,784        12,437
    Dividends payable                        744           740           581
    Income taxes currently payable         1,108         3,160         2,808
    Current portion of long-term debt      1,154         2,308         2,308
                                     -------------  -------------  ------------
Total current liabilities                 45,903        53,995        48,578

Long term debt, less current portion         -             -           1,154
Long term taxes payable                   22,592        22,592        21,290
Deferred tax liabilities                     911           911           568
Other liabilities                            729           827         1,111
Minority interest                             14            13            10
Shareholders' equity:
    Preferred stock, $1.00 par value,
     authorized 1,000,000 shares;
     none issued                             -             -             -
    Common stock, $1.00 par value,
     authorized 20,000,000 shares;
     issued 13,956,041, 13,875,108 and
     13,593,795 shares, respectively      13,956        13,875        13,594
    Class B stock, $1.00 par value,
     aughorized 5,000,000 shares;
     issued 916,362, 923,762 and
     938,485 shares, respectively            916           924           938
    Additional paid-in capital            50,005        48,978        45,635
    Retained earnings                     60,796        60,844        45,109
                                     -------------  -------------  ------------
 Total sharesholders' equity             125,673       124,621       105,276
                                     -------------  -------------  ------------
Total Liabilities and
     Shareholders' Equity               $195,822      $202,959      $177,987
                                     =============  =============  ============

(See Notes to Condensed Consolidated Financial Statements)



                     THOMAS NELSON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000's omitted, except per share data)
                                    (unaudited)

                                                         Three Months Ended
                                                               June 30,
                                                         ------------------
                                                           2005      2004
                                                         -------    -------
Net revenues                                             $45,559    $49,008
Costs and expenses:
   Cost of goods sold                                     27,289     28,938
   Selling, general and administrative                    16,504     16,286
   Depreciation and amortization                             727        588
                                                         -------    -------
  Total costs and expenses                                44,520     45,812
                                                         -------    -------
Operating income                                           1,039      3,196
Other income                                                 287         67
Interest expense                                             139        220
                                                         -------    -------
Income before income taxes                                 1,187      3,043
Provision for income taxes                                   449      1,171
Minority interest                                              1          1
                                                         -------    -------
Income from continuing operations                            737      1,871
                                                         =======    =======
Discontinued operations:
   Gain (loss) on disposal, net of applicable taxes          (41)       -
                                                         -------    -------
Net income                                               $   696    $ 1,871
                                                         =======    =======
Weighted average number of shares outstanding:
    Basic                                                 14,821     14,495
                                                         =======    =======
    Diluted                                               15,270     15,297
                                                         =======    =======
Net income per share, Basic:
    Income from continuing operations                    $  0.05    $  0.13
    Loss from discontinued operations                       -          -
                                                         -------    -------
    Net income per share                                 $  0.05    $  0.13
                                                         =======    =======
Net income per share, Diluted:
    Income from continuing operations                    $  0.05    $  0.12
    Loss from discontinued operations                       -          -
                                                         -------    -------
    Net income per share                                 $  0.05    $  0.12
                                                         =======    =======

(See Notes to Condensed Consolidated Financial Statements)




                     THOMAS NELSON, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                  (unaudited)
                                                         Three Months Ended
                                                              June 30,
                                                        -------------------
                                                          2005       2004
                                                        --------   --------
Cash Flows From Operating Activities:
Net income from continuing operations                   $   737    $ 1,871

Adjustments to reconcile income to net cash
 provided by (used in) operations:
   Depreciation and amortization                            727        588
   Amortization of deferred charges                          36         52
   Minority interest                                          1          1
  Changes in assets and liabilities,
     net of acquisitions and disposals:
   Accounts receivable, net                              16,622     11,659
   Inventories                                           (3,478)    (5,763)
   Prepaid expenses                                      (4,454)    (2,076)
   Accounts payable and accrued expenses                 (6,706)    (2,599)
   Deferred revenue                                       1,853        679
   Income taxes currently payable                        (2,052)       389
   Change in other assets and liabilities and
     deferred charges                                      (144)    (1,910)
   Tax benefit from stock options exercised                 268        300
                                                        --------   --------
Net cash provided by continuing operations                3,410      3,191
                                                        --------   --------
Discontinued Operations:
   Change in discontinued net assets                        (78)        12
                                                        --------   --------
Net cash provided by discontinued operations                (78)        12
                                                        --------   --------
Net cash provided by operating activities                 3,332      3,203
                                                        --------   --------

Cash Flows From Investing Activities:
   Capital expenditures                                  (1,994)     (606)
   Acquisition of publishing rights                      (1,000)       -
                                                        --------   --------
   Net cash used in investing activities                 (2,994)     (606)
                                                        --------   --------

Cash Flows From Financing Activities:
   Payments on long-term debt                            (1,154)    (1,868)
   Dividends paid                                          (740)      (579)
   Proceeds from issuance of common stock                   832        704
                                                        --------   --------
Net cash used in financing activities                    (1,062)    (1,743)
                                                        --------   --------
Net increase (decrease) in cash and cash equivalents       (724)       854
Cash and cash equivalents at beginning of period         23,999     22,780
                                                        --------   --------
Cash and cash equivalents at end of period              $23,275    $23,634
                                                        --------   --------

Supplemental cash flow information:
   Interest paid                                        $   178    $   315
   Income taxes paid, net                               $ 2,544    $   482
   Dividends accrued and unpaid                         $   744    $   581

(See Notes to Condensed Consolidated Financial Statements)




                     THOMAS NELSON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and notes to the consolidated financial statements included in the Company's annual report for the year ended March 31, 2005.

     The condensed consolidated balance sheets and related information in these notes as of March 31, 2005 have been derived from the audited consolidated financial statements as of that date. Certain reclassifications of prior period amounts have been made to conform to the current period's presentation.

     Total comprehensive income and net income are the same for all periods presented.


Note B - Stock-Based Compensation

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, "issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                        Three Months Ended
                                                             June 30,
                                                        ------------------
                                                          2005      2004
                                                        --------  --------
Net income (in thousands):
  As reported                                            $  696    $1,871
                                                        ========  ========
  Less:  additional stock-based employee
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects                         348       256
                                                        ========  ========
           Pro forma                                     $  348    $1,615
                                                        ========  ========
Net income per share:
  Basic --   As reported                                 $ 0.05    $ 0.13
                                                        ========  ========
             Pro forma                                   $ 0.02    $ 0.11
                                                        ========  ========
  Diluted -- As reported                                 $ 0.05    $ 0.12
                                                        ========  ========
             Pro forma                                   $ 0.02    $ 0.11
                                                        ========  ========

     The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

                                          June 30,           June 30,
                                            2005               2004
                                          --------           --------
Expected annual future dividend payment     $0.16 per share   $0.16 per share
Expected stock price volatility             44.2%             50.2%
Risk free interest rate                      3.7%              2.6%
Expected life of options                     9 years           9 years



Note C - Inventories

     Components of inventories consisted of the following (in thousands):

                                         June 30,     March 31,    June 30,
                                           2005         2005         2004
                                    -------------  -------------  -------------
Finished goods                         $36,564         $33,540       $33,897
Raw materials and work in process        3,592           3,138         2,207
                                    -------------  -------------  -------------
                                       $40,156         $36,678       $36,104
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


For the Three Months Ended      Publishing   Conferences    Other       Total
--------------------------      -----------  -----------  -----------  --------
June 30, 2005:
-------------
  Net Revenues                   $ 38,166       $ 7,393     $   -      $ 45,559
  Operating Income                    497           542         -         1,039
  Assets, Excluding Goodwill      158,259         6,259       2,000     166,518
  Goodwill                         14,169        15,135         -        29,304
  Total Assets                    172,428        21,394       2,000     195,822
  Capital Expenditures              1,971            23         -         1,994
  Depreciation and Amortization       669            58         -           727

June 30, 2004:
-------------
  Net Revenues                   $ 41,254       $ 7,754     $   -      $ 49,008
  Operating Income                  2,580           616         -         3,196
  Assets, Excluding Goodwill      140,481         6,202       2,000     148,683
  Goodwill                         14,169        15,135         -        29,304
  Total Assets                    154,650        21,337       2,000     177,987
  Capital Expenditures                584            22         -           606
  Depreciation and Amortization       532            56         -           588

Fiscal Year Ended March 31, 2005:
---------------------------------
  Net Revenues                   $204,398       $33,419     $   -      $237,817
  Operating Income                 28,421         3,287         -        31,708
  Assets, Excluding Goodwill      166,068         5,587       2,000     173,655
  Goodwill                         14,169        15,135         -        29,304
  Total Assets                    180,237        20,722       2,000     202,959
  Capital Expenditures              3,657           496         -         4,153
  Depreciation and Amortization     2,364           223         -         2,587


     Conferences net revenues include event ticket sales of $5.2 million, $5.8 million and $24.1 million for the three months ended June 30, 2005 and 2004 and the fiscal year ended March 31, 2005, respectively.


Note E - Long-Term Taxes Payable

     Long-term taxes payable at June 30, 2005 include a liability, which resulted from an income tax refund of $18.7 million received in April 2003. This tax refund was related to the disposal of the Company's C.R. Gibson gift division and was used to pay down existing debt. Further, the Company has reduced its income tax payments by approximately $2.9 million related to additional tax credits generated by the tax loss realized on the disposal of C.R. Gibson. Until such time that the Company can conclude that the position taken on its income tax returns will ultimately be sustained by the taxing authorities, the refund and the tax credits will be recorded as a non-current tax liability. If the Company's position is sustained, the Company will recognize the refund and the tax credits as income from discontinued operations.


Note F - Debt

     The Company's bank credit facility is a $50 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage based on certain financial ratios. The average interest rate for the revolving credit facility was approximately 4.3% at June 30, 2005. The Company has agreed to maintain certain financial ratios and tangible net worth, as well as to limit the payment of cash dividends under the Credit Facility. The Credit Facility matures on October 15, 2008. At June 30, 2005, the Company had no outstanding balance under the Credit Facility and $50 million available for borrowing. At June 30, 2005, the Company was in compliance with all covenants of the Credit Facility.

     The Company has outstanding $1.2 million in secured Senior Notes, which bear interest at a rate of 6.68% and mature in December 2005. Under the terms of the Senior Notes, the Company has agreed, among other things, to limit the payment of cash dividends and to maintain certain interest coverage and debt-to-total-capital ratios. At June 30, 2005, the Company was in compliance with all covenants of the Senior Notes.


Note G - Royalty Advances

     At June 30, 2005, March 31, 2005 and June 30, 2004, prepaid expenses include $16.0 million, $13.3 million and $9.6 million, respectively, of royalty advances for products that have been released to the market or are expected to be released within the next twelve months. At June 30, 2005, March 31, 2005 and June 30, 2004, other assets include $7.9 million, $7.7 million and $4.2 million, respectively, for royalty advances for products not expected to be released to the market within the next twelve months.


Note H - Common Stock

     Declaration of dividends is within the discretion of the Board of Directors of the Company. The Board considers the payment of dividends on a quarterly basis, taking into account the Company's earnings and capital requirements, as well as financial and other conditions existing at the time. Certain covenants of the Company's Credit Facility and Senior Notes limit the amount of cash dividends payable based on the Company's cumulative consolidated net income.

     On May 19, 2005, the Company's Board of Directors declared a cash dividend of $0.05 per share of Common and Class B Common stock. The dividend was paid on July 19, 2005 to shareholders of record on July 5, 2005.

     Class B Common Stock carries ten votes per share, compared to one vote per share for Common Stock, and is convertible to Common Stock on a one-to-one ratio at the election of the holder. The Class B and Common Stock are identical in all other material respects.


Note I - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                              June 30, 2005       June 30, 2004
                                              -------------       -------------
Net income                                      $   696               $ 1,871
                                                ========              ========
BASIC EARNINGS PER SHARE:
  Weighted average shares outstanding            14,821                14,495
                                                ========              ========
  Net income per share                          $  0.05               $  0.13
                                                ========              ========
DILUTED EARNINGS PER SHARE:
  Basic weighted average shares outstanding      14,821                14,495
  Dilutive stock options - based on treasury
    stock method using the average market price     449                   802
                                                --------              --------
   Total weighted average diluted shares         15,270                15,297
                                                ========              ========
  Net income per share                          $  0.05               $  0.12
                                                ========              ========

     As of June 30, 2005, there were no anti-dilutive options or other securities outstanding that could potentially dilute basic earnings per share in the future. The diluted weighted average share calculation included the impact of all outstanding stock options.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

EXECUTIVE SUMMARY

     Revenues are approximately 7% lower than the $49.0 million reported in the prior-year quarter, and there are four primary issues contributing to the decline in revenues for this quarter.

     First, the June Period is almost always the seasonal low. This tends to magnify the impact of events - either good or bad - on the Company's results in the period;

     Second, the Company released no major products during the quarter. Instead, it will release most of its significant new products in the second half of the fiscal year;

     Third, Women of Faith hosted one less conference in the current fiscal year's quarter compared to the prior year; and

     Fourth, trade sources and government statistics indicate that book retailing is down for the calendar year to date. When book sales are down, the Company's direct customers - book stores, chains and distributors - tend to be very slow in re-ordering and very quick to return slow-selling merchandise.

     We anticipate that the Company's performance will improve as fiscal year 2006 progresses. This is based primarily on the current product-release schedule, which is heavily weighted toward the second half of the fiscal year. Comparisons in the current, September-ending, quarter will be challenging as prior year's second quarter included a major trade release from Max Lucado and the current year's Max Lucado title is not scheduled to release until the third quarter this fiscal year. We believe that the full year results will exceed last year's performance.


CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

     The following discussion includes certain forward-looking statements
(all statements other than those made solely with respect to historical fact) and the actual results may differ materially from those contained in the forward-looking statements due to known and unknown risks and uncertainties. Any one or more of several risks and uncertainties could account for differences between the forward-looking statements that are made here and the actual results, including with respect to our sales, profits, liquidity and capital position. These factors include, but are not limited to: softness in the general retail environment or in the markets for our products; the timing and acceptance of products being introduced to the market; the level of product returns experienced; the level of margins achievable in the marketplace; the collectibility of accounts receivable; the recoupment of royalty advances; the effects of acquisitions or dispositions; the financial condition of our customers and suppliers; the realization of inventory values at carrying amounts; our access to capital; the outcome of any Internal Revenue Service audits; and the realization of income tax and intangible assets. These conditions cannot be predicted reliably, and the Company may adjust its strategy in light of changed conditions or new information. Thomas Nelson disclaims any obligation to update forward-looking statements.


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statements of income data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                      Three Months Ended
                                            June 30,      Fiscal Year-to-Year
                                      ------------------        Increase
                                         2005    2004          (Decrease)
                                       -------  -------   -------------------
                                         (%)      (%)            (%)
Net revenues:
  Publishing                              83.8     84.2          (7.5)
  Conferences                             16.2     15.8          (4.7)
                                        -------  -------  -------------------
Total net revenues                       100.0    100.0          (7.0)

Expenses:
  Cost of goods sold                      59.9     59.1          (5.7)
  Selling, general and administrative     36.2     33.2           1.3
  Depreciation and amortization            1.6      1.2          23.4
                                        -------  -------  -------------------
    Total expenses                        97.7     93.5          (2.8)
                                        -------  -------  -------------------
Operating income                           2.3      6.5         (67.5)
                                        -------  -------  -------------------
Net income                                 0.2      3.8         (62.8)
                                        =======  =======  ===================

     The Company's net revenues fluctuate seasonally, with net revenues in the first fiscal quarter historically being lower than each of the remaining quarters of the year. Seasonality is the result of increased consumer purchases of the Company's products during the traditional holiday periods.
In addition, the Company's quarterly operating results may fluctuate significantly due to the seasonality of new product introductions, the timing of selling, marketing and other operating expenses, the timing and size of the venues for conference events and changes in sales and product mixes.

Consolidated Results -
First Quarter of Fiscal 2006 Compared with First Quarter of Fiscal 2005
-----------------------------------------------------------------------

     Net revenues for the quarter ending June 30, 2005 were $45.6 million, compared to $49.0 million in the prior year, a 7% decrease in comparison to the comparable quarter in the prior year. Publishing net revenues were down 7% in the quarter which was primarily due to the fact that there were no significant new product releases for the quarter and the overall book sales at retail have been down for the calendar year, which has caused our customers to be slow to reorder and quick to return slow-selling products. Net revenues from conferences decreased 5%, compared to the prior year's quarter. The decline in conference net revenues is primarily related to the fact there were only seven events in the current period, compared to eight events in the prior year. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold decreased for the three months ended June 30, 2005 by $1.6 million, or 6% from the same period in the prior year, but as a percentage of net revenues, increased from 59% to 60%.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the three months ended June 30, 2005 were relatively flat, compared to the same period in the prior year. These expenses, expressed as a percentage of net revenues, increased from 33% to 36%. The increase in percentage over the prior year is primarily attributable to the decline in net revenues in the current quarter.

     Depreciation and amortization increased slightly from the prior period due to computer systems and building improvements implemented late last year.

     The provision for income taxes has been reduced from 38.5% to 38.0% for the current fiscal year to match our expected effective tax rate for fiscal 2006.


Liquidity and Capital Resources
-------------------------------

     At June 30, 2005, the Company had approximately $23.3 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash on hand, cash generated from operations and borrowings available under bank credit facilities. At June 30, 2005, the Company had working capital of $89.1 million.

     Net cash provided by operating activities was $3.3 million for the three months ended June 30, 2005 and $3.2 million for the same period last year.
Cash provided by operating activities during the three months ended
June 30, 2005 was principally attributable to collection of accounts receivable. Cash provided by operating activities during the three months ended
June 30, 2004 was principally attributable to net income and collections of accounts receivable.

     In April 2003, the Company received a tax refund of $18.7 million. This tax refund was related to the recognition of a loss on disposal of the Company's C.R. Gibson gift division and was used to pay down debt. Further, the Company has reduced subsequent income tax payments by approximately
$2.9 million, related to additional tax credits generated by the tax loss realized on the disposal of C.R. Gibson. Until such time that we conclude that the position taken on our income tax returns will ultimately be sustained by the taxing authorities, the refund will be recorded as a non-current tax liability. If sustained, the Company will record the refund as income from discontinued operations.

     Fiscal year-to-date capital expenditures have totaled approximately
$2.0 million, primarily consisting of building improvements, computer software and equipment. During the remainder of fiscal 2006, the Company anticipates capital expenditures of approximately $4.7 million, primarily consisting of computer software and equipment for our distribution center.

     The Company's bank credit facility is a $50 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage based on certain financial ratios. The average interest rate for the revolving credit facility was approximately 4.3% at June 30, 2005. The Company has agreed to maintain certain financial ratios and tangible net worth, as well as to limit the payment of cash dividends under the Credit Facility. The Credit Facility matures on October 15, 2008. At June 30, 2005, the Company had no outstanding balance under the Credit Facility and $50 million available for borrowing. At June 30, 2005, the Company was in compliance with all covenants of the Credit Facility.

     The Company has outstanding $1.2 million in secured Senior Notes, which bear interest at a rate of 6.68% and mature in December 2005. Under the terms of the Senior Notes, the Company has agreed, among other things, to limit the payment of cash dividends and to maintain certain interest coverage and debt-to-total-capital ratios. At June 30, 2005, the Company was in compliance with all covenants of the Senior Notes.

     Management believes cash generated by operations, cash in banks and borrowings available under the Credit Facility will be sufficient to fund anticipated working capital and capital expenditure requirements for existing operations in fiscal 2006. The Company's current cash commitments include current maturities of debt and operating lease obligations. The Company also has current inventory purchase and royalty advance commitments in the ordinary course of business that require cash payments as vendors and authors fulfill their requirements to the Company in the form of delivering satisfactory product orders and manuscripts, respectively. The following table sets forth these commitments. The Company has no off-balance sheet commitments or transactions with any variable interest entities (VIE's). The Company also does not have any undisclosed material related party transactions or relationships with management, officers or directors.


                                    Payments Due by Fiscal Year
Contractual         ------------------------------------------------------------
Commitments                                                  2010 and
(in 000's)            2006      2007      2008      2009    Thereafter   Total
------------------  --------  --------  --------  --------  ----------  --------
Long-term debt      $ 1,154   $   -      $  -      $  -       $  -      $ 1,154
Inventory purchases   2,531     5,417     5,000     3,333        -       16,281
Operating leases        894       667       967       767      3,415      6,710
Royalty advances      7,260     3,226     1,034       801      1,120     13,441
                    --------  --------  --------  --------  ----------  --------
Total obligations   $11,839   $ 9,310    $7,001    $4,901     $4,535    $37,586
                    ========  ========  ========  ========  ==========  ========

     Declaration of dividends is within the discretion of the Board of Directors of the Company. The Board considers the payment of dividends on a quarterly basis, taking into account the Company's earnings and capital requirements, as well as financial and other conditions existing at the time. Certain covenants of the Company's Credit Facility and Senior Notes limit the amount of cash dividends payable based on the Company's cumulative consolidated net income.

     On May 19, 2005, the Company's Board of Directors declared a cash dividend of $0.05 per share of Common and Class B Common stock. The dividend was paid on July 19, 2005 to shareholders of record on July 5, 2005.

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

     Revenue Recognition: The Company has four primary revenue sources: sales of publishing product, attendance fees and product sales from its conferences, royalty income from licensing copyrighted material to third parties and billed freight. Revenue from the sale of publishing product is recognized upon shipment to the customer or when title passes. In accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 104 regarding revenue recognition, we recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller' price to the buyer is fixed or determinable; and collectibility is reasonably assured. An allowance for sales returns is recorded where return privileges exist. The returns allowance is determined by using a 12-month rolling average return rate, multiplied by gross sales occurring over the previous four-month period by market sales channel. Historical experience reflects that product is generally returned from and credited to customers' accounts within the first 120 days of the original sale. The full amount of the returns allowance, net of inventory and royalty costs (based on current gross margin rates) is shown as a reduction of accounts receivable in the accompanying consolidated financial statements. Returns of publishing products from customers are accepted in accordance with standard industry practice. Generally, products that are designated as out-of-print are not returnable 90 days after notice of out-of-print status is given to the customer. Also, certain high discount sales are not returnable. Revenue from conferences is recognized as the conferences take place. Cash received in advance of conferences is included in the accompanying consolidated financial statements as deferred revenue. Royalty income from licensing the Company's publishing rights is recorded as revenue when earned under the terms of the applicable license, net of amounts due to authors. Billed freight consists of shipping charges billed to customers and is recorded as revenue upon shipment of product.

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

     Inventories: Inventories are stated at the lower of cost or market value using the first-in, first-out (FIFO) valuation method. The FIFO method of accounting for inventory was selected to value our inventory at the lower of market value or current cost because the Company continuously introduces new products, eliminates existing products and redesigns products. Therefore, inflation does not have a material effect on the valuation of inventory.
Costs of producing publishing products are included in inventory and charged to operations when product is sold or otherwise disposed. These costs include paper, printing, binding, outside editorial and design, typesetting, artwork, international freight and duty costs, when applicable. The Company' policy is to expense all internal editorial, production, warehousing and domestic freight-in costs as incurred, except for certain indexing, stickering, typesetting and assembly costs, which are capitalized into inventory. Costs of abandoned publishing projects are charged to operations when identified.
The Company also maintains an allowance for excess and obsolete inventory as a reduction to inventory in the accompanying consolidated financial statements. This allowance is based on historical liquidation recovery rates applied to inventory quantities identified in excess of a twenty-four month supply on hand for each category of product.

     Royalty Advances/Pre-Production Costs: Royalty advances are typically paid to authors, as is standard in the publishing industry. These advances are either recorded as prepaid assets or other (non-current) assets in the accompanying consolidated financial statements, depending on the expected publication date (availability for shipment) of the product. Author advances for trade books are generally amortized over five months, beginning when the product is first sold into the market. The Company's historical experience is that typically 75% to 80% of book product sales occur within the first five months after release into the market. Reference and video royalty advances are generally amortized over a twelve-month period, beginning with the first sale date of the product, as these products typically have a longer sales cycle than books. Royalty advances for significant new Bible products are amortized on a straight-line basis for a period not to exceed five years (as determined by management).
     When royalty advances are earned through product sales at a faster pace than the amortization period, the amortization expense is accelerated to match the royalty earnings. All abandoned projects and advances that management does not expect to fully recover are charged to operations when identified.
     For authors with multiple book/product contracts, the advance is amortized over a period that encompasses the publication of all products, generally not to exceed 24 months or the actual recovery period, whichever is shorter. Advances to our most important authors are typically expensed as they are recovered through sales. These authors generally have multiple year and multiple book contracts, as well as a strong sales history of backlist titles (products published during preceding fiscal years) that can be used to recover advances over long periods of time.
     Many Bible, reference and video products require significant development costs prior to the actual printing or production of the saleable product.
These products also typically have a longer life cycle. All video pre-production costs are amortized over 12 months on a straight-line basis. Pre-production costs for significant Bible and reference products are recorded as deferred charges in the accompanying consolidated financial statements and are amortized on a straight-line basis for a period not to exceed five years (as determined by management).

     Goodwill and Intangible Assets: Goodwill is tested for impairment by the Company's reporting units: Publishing and Conferences. The fair value for the assets of the Publishing and Conferences reporting units are evaluated, using discounted expected cash flows and current market multiples. Unless circumstances dictate an earlier analysis, we will conduct our annual goodwill impairment test in our fourth fiscal quarter.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------------------

     As of and for the period ended June 30, 2005, there have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company' Annual Report on Form 10-K.

     The Company invoices and collects all foreign sales and makes purchases from overseas in U.S. dollars. Accordingly, the Company's customers and vendors bear all material currency exchange risks.


Item 4.  Controls and Procedures
-------------------------------------------------------------------------------

     The Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Executive Vice President, Secretary and Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act
Rule 13a-15 as of the end of the period covered by this quarterly report.
Based on that evaluation, the Chairman and Chief Executive Officer, the President and Chief Operating Officer and the Executive Vice President, Secretary and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company' disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the Company' reports that it files or submits to the SEC under the Securities Exchange Act of 1934 has been made known to them in a timely fashion. There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


Date:  August 9, 2005                        By:   /s/ Joe L. Powers
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