Form 10-Q
period 2005-09-30
THOMAS NELSON INC
filed 2005-11-09
CIK 71023

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                 FORM 10-Q


                                (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

                                     or

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

     At November 7, 2005, the Registrant had outstanding 14,004,026 shares of Common Stock and 956,728 shares of Class B Common Stock.


                                   PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements

                     THOMAS NELSON, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (000's omitted, except share amounts, unaudited)


                                     September 30,     March 31,   September 30,
                                          2005           2005          2004
                                     -------------  -------------  ------------
                                      (unaudited)                  (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents          $  25,310      $ 23,999     $  22,344
    Accounts receivable, less
      allowances of $7,382, $8,539
      and $7,383, respectively            55,142        60,907        49,755
    Inventories                           40,928        36,678        39,153
    Prepaid expenses                      23,782        18,037        17,467
    Deferred tax assets                    4,797         4,797         4,923
                                     -------------  -------------  ------------
Total current assets                     149,959       144,418       133,642

    Property, plant and equipment, net    18,682        14,618        13,117
    Other assets                          11,700        12,181         9,665
    Deferred charges                       1,614         1,353         1,486
    Intangible assets                      2,013         1,085           814
    Goodwill                              29,304        29,304        29,304
                                     -------------  -------------  ------------
Total Assets                            $213,272      $202,959      $188,028
                                     =============  =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                    $ 26,795      $ 25,304      $ 23,859
    Accrued expenses                      10,748        12,699         9,284
    Deferred revenue                      12,045         9,784         9,429
    Dividends payable                        748           740           734
    Income taxes currently payable         4,955         3,160         5,176
    Current portion of long-term debt      1,154         2,308         2,308
                                     -------------  -------------  ------------
Total current liabilities                 56,445        53,995        50,790

Long-term debt, less current portion        -             -            1,154
Long-term taxes payable                   22,592        22,592        21,290
Deferred tax liabilities                     911           911         1,021
Other liabilities                            487           827           844
Minority interest                             16            13            11
Shareholders' equity:
    Preferred stock, $1.00 par value,
     authorized 1,000,000 shares;
     none issued                             -             -             -
    Common stock, $1.00 par value,
     authorized 20,000,000 shares;
     Issued 13,997,693; 13,875,108 and
     13,758,371 shares, respectively      13,998        13,875        13,758
    Class B stock, $1.00 par value,
     authorized 5,000,000 shares;
     Issued 958,738; 923,762 and
     927,339 shares, respectively            959           924           927
    Additional paid-in capital            50,902        48,978        47,435
    Retained earnings                     66,962        60,844        50,798
                                     -------------  -------------  ------------
 Total sharesholders' equity             132,821       124,621       112,918
                                     -------------  -------------  ------------
Total Liabilities and
     Shareholders' Equity               $213,272      $202,959      $188,028
                                     =============  =============  ============

(See Notes to Condensed Consolidated Financial Statements)



                     THOMAS NELSON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (000's omitted, except per share data, unaudited)

                                        Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                         2005      2004        2005      2004
                                       -------    -------    --------  --------
Net revenues                           $67,697    $61,902    $113,256  $110,910
Costs and expenses:
   Cost of goods sold                   38,649     35,133      65,938    64,071
   Selling, general and administrative  17,342     15,541      33,846    31,826
   Depreciation and amortization           727        626       1,454     1,215
                                       -------    -------    --------  --------
  Total costs and expenses              56,718     51,300     101,238    97,112
                                       -------    -------    --------  --------
Operating income                        10,979     10,602      12,018    13,798
Other income                               115         82         402       149
Interest expense                            27        182         165       402
                                       -------    -------    --------  --------
Income from continuing operations
     before income taxes                11,067     10,502      12,255    13,545
Provision for income taxes               4,110      4,044       4,559     5,215
Minority interest                            2          1           3         2
                                       -------    -------    --------  --------
Income from continuing operations        6,955      6,457       7,693     8,328
Discontinued operations:
   Loss on disposal,
      net of applicable taxes              (42)       (33)        (83)      (33)
                                       -------    -------    --------  --------
Net income                             $ 6,913    $ 6,424    $  7,610  $  8,295
                                       =======    =======    ========  ========
Weighted average number
   of shares outstanding
    Basic                               14,890     14,619      14,855    14,679
                                       =======    =======    ========  ========
    Diluted                             15,266     15,056      15,259    15,175
                                       =======    =======    ========  ========
Net income per share, Basic:
    Income from continuing operations  $  0.47    $  0.44    $   0.52  $   0.57
    Loss from discontinued operations      -          -         (0.01)      -
                                       -------    -------    --------  --------
    Net income per share               $  0.46    $  0.44    $   0.51  $   0.57
                                       =======    =======    ========  ========
Net income per share, Diluted:
    Income from continuing operations  $  0.46    $  0.43    $   0.50  $   0.55
    Loss from discontinued operations      -          -         (0.01)      -
                                       -------    -------    --------  --------
    Net income (loss) per share        $  0.45    $  0.43    $   0.50  $   0.55
                                       =======    =======    ========  ========

(See Notes to Condensed Consolidated Financial Statements)




                     THOMAS NELSON, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                  (unaudited)
                                                         Six Months Ended
                                                           September 30,
                                                        -------------------
                                                          2005       2004
                                                        --------   --------
Cash Flows From Operating Activities:
Net income from continuing operations                   $ 7,693    $ 8,328

Adjustments to reconcile income to net cash
 provided by (used in) operations:
   Depreciation and amortization                          1,454      1,215
   Amortization of deferred charges                          72         99
   Loss on sale of fixed assets and assets held for sale     37          9
   Minority interest                                          3          2
  Changes in assets and liabilities,
     net of acquisitions and disposals:
   Accounts receivable, net                               5,765      6,520
   Inventories                                           (4,250)    (8,812)
   Prepaid expenses                                      (5,745)    (3,449)
   Accounts payable and accrued expenses                   (428)       100
   Deferred revenue                                       2,261     (2,329)
   Income taxes currently payable                         1,795      2,757
   Change in other assets and liabilities and
     deferred charges                                    (1,583)    (3,385)
   Tax benefit of non-qualified stock options
     exercised, credited to additional paid-in capital      361      1,020
                                                        --------   --------
Net cash provided by continuing operations                7,435      2,075
                                                        --------   --------
Discontinued Operations:
   Loss from discontinued operations                        (83)       (33)
   Change in discontinued net assets                        (32)        12
                                                        --------   --------
Net cash provided by (used in) discontinued operations     (115)       (21)
                                                        --------   --------
Net cash provided by operating activities                 7,320      2,054
                                                        --------   --------

Cash Flows From Investing Activities:
   Capital expenditures                                  (5,574)    (1,285)
   Proceeds from collection of notes receivable           1,974         -
   Acquisition of publishing rights                      (1,000)        -
                                                        --------   --------
   Net cash used in investing activities                 (4,600)    (1,285)
                                                        --------   --------

Cash Flows From Financing Activities:
   Payments on long-term debt                            (1,154)    (1,868)
   Dividends paid                                        (1,484)    (1,161)
   Proceeds from issuance of common stock                 1,721      1,937
   Debt issuance costs                                       -        (113)
   Payments on life insurance policy loans                 (492)        -
                                                        --------   --------
Net cash used in financing activities                    (1,409)    (1,205)
                                                        --------   --------
Net increase (decrease) in cash and cash equivalents      1,311       (436)
Cash and cash equivalents at beginning of period         23,999     22,780
                                                        --------   --------
Cash and cash equivalents at end of period              $25,310    $22,344
                                                        --------   --------

Supplemental cash flow information:
   Interest paid                                        $   184    $   417
   Income taxes paid, net                               $ 2,848    $ 2,404
   Dividends accrued and unpaid                         $   748    $   734

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

                                       Three Months Ended     Six Months Ended
                                          September 30,          September 30
                                       ------------------    ------------------
                                         2005      2004         2005     2004
                                       --------  --------    --------  --------
Net income (in thousands):
  As reported                            $6,913    $6,424      $7,610    $8,295
                                        ========  ========    ========  ========
  Less:  additional stock-based
         employee compensation expense
         determined under fair-value
         based method for all awards,
         net of related tax effects         291       264         639       473
                                        ========  ========    ========  ========
           Pro forma                     $6,622    $6,160      $6,971    $7,822
                                        ========  ========    ========  ========

Net income per share:
  Basic --   As reported                 $ 0.46    $ 0.44      $ 0.51    $ 0.57
                                        ========  ========    ========  ========
             Pro forma                   $ 0.44    $ 0.42      $ 0.47    $ 0.53
                                        ========  ========    ========  ========
  Diluted -- As reported                 $ 0.45    $ 0.43      $ 0.50    $ 0.55
                                        ========  ========    ========  ========
             Pro forma                   $ 0.43    $ 0.41      $ 0.46    $ 0.52
                                        ========  ========    ========  ========

     The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

                                       September 30, 2005   September 30, 2004
                                       ------------------   ------------------
Expected annual future dividend payment  $0.20 per share      $0.16 per share
Expected stock price volatility               43.07%               46.05%
Risk free interest rate                        4.18%                4.53%
Expected life of options                      9 years              9 years



Note C - Inventories

Components of inventories consisted of the following (in thousands):

                                    September 30,    March 31,    September 30,
                                         2005           2005           2004
                                    -------------  -------------  -------------
Finished goods                         $38,374         $33,540       $36,996
Raw materials and work in process        2,554           3,138         2,157
                                    -------------  -------------  -------------
                                       $40,928         $36,678       $39,153
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


For the Three Months Ended      Publishing   Conferences    Other       Total
--------------------------      -----------  -----------  -----------  --------
September 30, 2005:
  Net Revenues                   $ 54,582       $13,115          -     $ 67,697
  Operating Income                  8,954         2,025          -       10,979
  Capital Expenditures              3,557            23          -        3,580
  Depreciation and Amortization       666            61          -          727

September 30, 2004:
  Net Revenues                   $ 50,179       $11,723          -     $ 61,902
  Operating Income                  9,215         1,387          -       10,602
  Capital Expenditures                631            48          -          679
  Depreciation and Amortization       569            57          -          626


For the Six Months Ended
------------------------
September 30, 2005:
  Net Revenues                   $ 92,748       $20,508         -      $113,256
  Operating Income                  9,625         2,393         -        12,018
  Goodwill                         14,169        15,135         -        29,304
  Assets Excluding Goodwill       178,702         5,266         -       183,968
  Total Assets                    192,871        20,401         -       213,272
  Capital Expenditures              5,528            46         -         5,574
  Depreciation and Amortization     1,335           119         -         1,454

September 30, 2004:
  Net Revenues                   $ 91,433       $19,477         -      $110,910
  Operating Income                 11,795         2,003         -        13,798
  Goodwill                         14,169        15,135                  29,304
  Assets Excluding Goodwill       151,818         4,906     $ 2,000     158,724
  Total Assets                    165,987        20,041       2,000     188,028
  Capital Expenditures              1,215            70         -         1,285
  Depreciation and Amortization     1,102           113         -         1,215


Fiscal Year Ended March 31, 2005:
---------------------------------
  Net Revenues                   $204,398       $33,419         -      $237,817
  Operating Income                 28,421         3,287         -        31,708
  Goodwill                         14,169        15,135                  29,304
  Assets Excluding Goodwill       166,068         5,587     $ 2,000     173,655
  Total Assets                    180,237        20,722       2,000     202,959
  Capital Expenditures              3,657           496         -         4,153
  Depreciation and Amortization     2,364           223         -         2,587


     Conferences net revenues include event ticket sales of $14.4 million, $14.2 million and $24.1 million for the six months ended September 30, 2005 and 2004 and the fiscal year ended March 31, 2005,respectively.


Note E - Long-Term Taxes Payable

     Long-term taxes payable at September 30, 2005 include a liability, which resulted from an income tax refund of $18.7 million received in April 2003.
This tax refund was related to the disposal of the Company's C.R. Gibson gift division and was used to pay down existing debt. Further, the Company has reduced its income tax payments by approximately $2.2 million related to additional tax credits generated by the tax loss realized on the disposal of C.R. Gibson. Until such time that the Company can conclude that the position taken on its income tax returns will ultimately be sustained by the taxing authorities, the refund and the tax credits will be recorded as a non-current tax liability. If the Company's position is sustained, the Company will recognize the refund and the tax credits as income from discontinued operations.


Note F - Debt

     The Company's bank credit facility is a $50 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage based on certain financial ratios. The average interest rate for the revolving credit facility was approximately 7.0% at September 30, 2005. The Company has agreed to maintain certain financial ratios and tangible net worth, as well as to limit the payment of cash dividends under the Credit Facility. The Credit Facility matures on October 15, 2008.
At September 30, 2005, the Company had no outstanding balance under the Credit Facility and $50 million available for borrowing. At September 30, 2005, the Company was in compliance with all covenants of the Credit Facility.

     The Company has outstanding $1.2 million in secured Senior Notes, which bear interest at a rate of 6.68% and mature in December 2005. Under the terms of the Senior Notes, the Company has agreed, among other things, to limit the payment of cash dividends and to maintain certain interest coverage and debt-to-total-capital ratios. At September 30, 2005, the Company was in compliance with all covenants of the Senior Notes.


Note G - Royalty Advances

     At September 30, 2005, March 31, 2005 and September 30, 2004, prepaid expenses include $17.8 million, $13.3 million and $11.6 million, respectively, of royalty advances for products that have been released to the market or are expected to be released within the next twelve months. At September 30, 2005, March 31, 2005 and September 30, 2004, other assets include $8.7 million,
$7.7 million and $5.5 million, respectively, for royalty advances for products not expected to be released to the market within the next twelve months.


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

     The following table indicates dividend activity for the six-month period ended September 30, 2005. Dividends relate to both Common Stock and Class B Common Stock.


      Declaration Date   Dividend Per Share    Record Date       Payment Date
      ----------------   ------------------  ---------------   ----------------
      May 19,2005               $0.05        July 5, 2005      July 19, 2005
      August 18, 2005           $0.05        October 7, 2005   October 21, 2005


     Class B Common Stock carries ten votes per share, compared to one vote per share for Common Stock, and is convertible to Common Stock on a one-to-one ratio at the election of the holder. The Class B and Common Stock are identical in all other material respects.


Note I - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                    Three Months Ended     Six Months Ended
                                       September 30,         September 30,
                                    ------------------     ------------------
                                       2005     2004         2005      2004
                                    --------  --------     --------  --------
Net income                           $ 6,913   $ 6,424      $ 7,610   $ 8,295
                                    ========  ========     ========  ========
BASIC EARNINGS PER SHARE:
  Weighted average shares
     outstanding                      14,890    14,619       14,855    14,679
                                    ========  ========     ========  ========
  Net income per share               $  0.46   $  0.44      $  0.51   $  0.57
                                    ========  ========     ========  ========
DILUTED EARNINGS PER SHARE:
  Basic weighted average shares
     outstanding                      14,890    14,619       14,855    14,679
  Dilutive stock options -
     based on treasury stock
     method using the average
     market price                        376       437          404       496
                                    --------  --------     --------  --------
  Total weighted average diluted
     shares                           15,266    15,056       15,259    15,175
                                    ========  ========     ========  ========
  Net income per share               $  0.45   $  0.43      $  0.50   $  0.55
                                    ========  ========     ========  ========

     For the three and six months ended September 30, 2005, there were no anti-dilutive options outstanding; and for the three months and six months ended September 30, 2004, there were 137,000 anti-dilutive options outstanding. As of September 30, 2005, there were no other securities outstanding that could potentially dilute basic earnings per share in the future.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------

EXECUTIVE SUMMARY

     Net revenues for the three months ended September 30, 2005 increased $5.8 million, or 9.4%, from the same period in the prior year. Net revenues from publishing products increased $4.4 million, or 8.8%. The increase in publishing net revenues is primarily attributable to stronger sales from backlist titles, compared to the same period in the prior year. Net revenues from conferences increased $1.4 million or 11.9%, compared to the prior year. This improvement relates primarily to increased conference attendance at the Women of Faith events and hosting our first Girls of Faith event, which attracted over 6,000 paid attendees.

     Net income increased $0.5 million or 7.6% for the quarter ended September 30, 2005. Diluted earnings per share was $0.45 for the period, compared to $0.43 for the same period in the prior fiscal year.

     We anticipate that the Company's performance will continue to improve as fiscal year 2006 progresses. This is based primarily on the current product-release schedule, which is heavily weighted toward the second half of the fiscal year.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

     Management's discussion and analysis of financial condition and results of operations includes certain forward-looking statements (all statements other than those made solely with respect to historical fact) and the actual results may differ materially from those contained in the forward-looking statements due to known and unknown risks and uncertainties. Any one or more of several risks and uncertainties could account for differences between the forward-looking statements and the actual results, including with respect to our sales, profits, liquidity and capital position. These factors include, but are not limited to: softness in the general retail environment or in the markets for our products; the timing and acceptance of products being introduced to the market; the level of product returns experienced; the level of margins achievable in the marketplace; the collectibility of accounts receivable; the recoupment of royalty advances; the effects of acquisitions or dispositions;
the financial condition of our customers and suppliers; the realization of inventory values at carrying amounts; our access to capital; the outcome of any Internal Revenue Service audits; and the realization of income tax and intangible assets. These conditions cannot be predicted reliably, and the Company may adjust its strategy in light of changed conditions or new information. Thomas Nelson disclaims any obligation to update forward-looking statements.


OVERVIEW

     The following table sets forth for the periods indicated certain selected statements of income data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                        Six Months Ended
                                          September 30,   Fiscal Year-to-Year
                                        ----------------        Increase
                                          2005    2004         (Decrease)
                                        -------  -------  -------------------
                                           (%)     (%)            (%)
Net revenues:
  Publishing                              81.9     82.4           1.4
  Conferences                             18.1     17.6           5.3
                                        -------  -------  -------------------
Total net revenues                       100.0    100.0           2.0

Expenses:
  Cost of goods sold                      58.2     57.8           2.9
  Selling, general and administrative     29.9     28.7           6.3
  Depreciation and amortization            1.3      1.1          19.7
                                        -------  -------  -------------------
    Total expenses                        89.4     87.6           4.2
                                        -------  -------  -------------------
Operating income                          10.6     12.4         (12.9)
                                        -------  -------  -------------------
Net income                                 6.7      7.5          (8.3)
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


RESULTS OF OPERATIONS

Consolidated Results -
Second Quarter of Fiscal 2006 Compared with Second Quarter of Fiscal 2005
-------------------------------------------------------------------------

     Net revenues for the three months ended September 30, 2005 increased $5.8 million, or 9.4%, from the same period in the prior year. Net revenues from publishing products increased $4.4 million, or 8.8%. The increase in publishing net revenues is primarily attributable to stronger sales from backlist titles, compared to the same period in the prior year. Net revenues from conferences increased $1.4 million or 11.9%, compared to the prior year. This improvement relates primarily to increased conference attendance at the Women of Faith events and hosting our first Girls of Faith event, which attracted over 6,000 paid attendees. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold increased for the three months ended September 30, 2005 by $3.5 million, or 10.0% from the same period in the prior year, and as a percentage of net revenues, increased slightly from 56.8% to 57.1%. The slight increase in cost of goods sold as a percentage of net revenues is primarily due to lower gross margins realized from a higher level of excess inventory sales.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the three months ended September 30, 2005 increased
$1.8 million, or 11.6% from the same period in the prior year. These expenses, expressed as a percentage of net revenues, increased from 25.1% to 25.6%.
The increase in selling, general and administrative expenses as a percentage of net revenues is primarily due to adding additional personnel and other expenses in management, editorial staff for new publishing opportunities, and the school fund raising sales activities.

     Depreciation and amortization and interest expense increased $0.1 million or 16.1% from the same period in the prior year. The increase in depreciation is attributable to recent capital investments.

     The provision for income taxes has been reduced from 38.5% to 37.2% for the current fiscal year due to an expected permanent tax difference resulting from planned product donations to charitable organizations during the current fiscal year. This rate is comparable to the actual 37.1% effective rate for fiscal year 2005, which was impacted by comparable product donations.

Consolidated Results -
First Six Months of Fiscal 2006
Compared with the First Six Months of Fiscal 2005
-------------------------------------------------

     Net revenues for the six months ended September 30, 2005 increased
$2.3 million, or 2.1%, from the same period in the prior year. Net revenues from publishing products increased $1.3 million, or 1.4%. The increased revenue performance for publishing products primarily relates to higher sales levels of excess inventory.

     Net revenues from conferences increased $1.0 million or 5.3%, compared to the prior year. This improvement relates primarily to a mix of larger venues this fiscal year compared to the prior period and hosting the Girls of Faith conference. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold increased for the six months ended September 30, 2005 by $1.9 million, or 2.9%, from the same period in the prior year, and as a percent of net revenue, increased to 58.2% compared to 57.8% in the prior year. The slight increase in cost of goods sold as a percentage of net revenues is primarily due to lower gross margins realized from the higher level of excess inventory sales.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the six months ended September 30, 2005 increased
$2.0 million, or 6.3%, from the same period in the prior year. These expenses, expressed as a percentage of net revenues, were 29.9% in the current period vs. 28.7% in the prior year. The increase in selling, general and administrative expenses as a percentage of net revenues is primarily due to adding additional personnel and other expenses in management, editorial staff for new publishing opportunities, and the school fund raising sales activities.

     Depreciation and amortization totaled $1.5 million in the current period compared to $1.2 million in the prior year. This increase is primarily attributable to recent capital investments.

     Interest expense declined to $0.2 million in the current period compared to $0.4 million in the prior year. This decline is primarily attributable to lower debt levels.

     The provision for income taxes has been reduced from 38.5% to 37.2% for the current fiscal year primarily due to an expected permanent tax difference resulting from planned product donations to charitable organizations during the current fiscal year. This rate is comparable to the actual 37.1% effective rate for fiscal year 2005, which was impacted by comparable product donations.


Liquidity and Capital Resources
-------------------------------

     At September 30, 2005, the Company had approximately $25.3 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At September 30, 2005, the Company had working capital of $93.5 million.

     Net cash provided by operating activities was $7.3 million for the six months ended September 30, 2005 and $2.1 million for the same period last year. Cash provided by continuing operations during the six months ended September 30, 2005 was principally attributable to net income and collections of accounts receivable offset by an increase in inventory and royalty advances. The increase in inventory is due to the seasonality of our business, and the increase in royalty advances relates to the resigning of key authors.

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

     Fiscal year-to-date capital expenditures have totaled approximately
$5.6 million, primarily consisting of building improvements, computer software and equipment. During the remainder of fiscal 2006, the Company anticipates capital expenditures of approximately $1.9 million, primarily consisting of computer software and equipment.

     The Company's bank credit facility is a $50 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage based on certain financial ratios. The average interest rate for the revolving credit facility was approximately 7.0% at September 30, 2005. The Company has agreed to maintain certain financial ratios and tangible net worth, as well as to limit the payment of cash dividends under the Credit Facility. The Credit Facility matures on October 15, 2008. At September 30, 2005, the Company had no outstanding balance under the Credit Facility and $50 million available for borrowing. At September 30, 2005, the Company was in compliance with all covenants of the Credit Facility.

     The Company has outstanding $1.2 million in secured Senior Notes, which bear interest at a rate of 6.68% and mature in December 2005. Under the terms of the Senior Notes, the Company has agreed, among other things, to limit the payment of cash dividends and to maintain certain interest coverage and debt-to-total-capital ratios. At September 30, 2005, the Company was in compliance with all covenants of the Senior Notes.

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


                                    Payments Due by Fiscal Year
Contractual         ------------------------------------------------------------
Commitments                                                  2010 and
(in 000's)            2006      2007      2008      2009    Thereafter   Total
------------------  --------  --------  --------  --------  ----------  --------
Long-term debt      $ 1,154   $   -      $  -      $  -       $  -      $ 1,154
Inventory purchases   2,765     5,417     5,000     3,333        -       16,515
Operating leases        602       692     1,188       978      3,740      7,200
Royalty advances      7,324     4,823     1,370     1,256      1,528     16,301
                    --------  --------  --------  --------  ----------  --------
Total obligations   $11,845   $10,932    $7,558    $5,567     $5,268    $41,170
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

     The following table indicates dividend activity for the six-month period ended September 30, 2005. Dividends relate to both Common Stock and Class B Common Stock.


      Declaration Date   Dividend Per Share    Record Date       Payment Date
      ----------------   ------------------  ---------------   ----------------
      May 19,2005               $0.05        July 5, 2005      July 19, 2005
      August 18, 2005           $0.05        October 7, 2005   October 21, 2005


     Class B Common Stock carries ten votes per share, compared to one vote per share for Common Stock, and is convertible to Common Stock on a one-to-one ratio at the election of the holder. The Class B and Common Stock are identical in all other material respects.


ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, supersedes APB No. 25 and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." The provisions of SFAS 123R are similar to those of SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

     SFAS 123R is effective for all public companies no later than the first annual period beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company's adoption date. We plan to adopt this pronouncement beginning in the first quarter of fiscal 2007, using the modified-prospective transition method. Under this method, compensation cost will be recognized in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. As we previously adopted only the pro forma disclosures under SFAS 123, we will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of grant-date fair value and the same option pricing model used to determine the pro forma disclosures under SFAS 123 (see Note B of the Notes To Condensed Consolidated Financial Statements in this Form 10-Q).


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------------------

     As of and for the period ended September 30, 2005, there have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company' Annual Report on Form 10-K.

     The Company invoices and collects all foreign sales and makes purchases from overseas in U.S. dollars. Accordingly, the Company's customers and vendors bear all material currency exchange risks.


Item 4.  Controls and Procedures
-------------------------------------------------------------------------------

     The President and Chief Executive Officer and the Executive Vice President, Secretary and Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report. Based on that evaluation, the President and Chief Executive Officer and the Executive Vice President, Secretary and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the Company' reports that it files or submits to the SEC under the Securities Exchange Act of 1934 has been made known to them in a timely fashion. There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                PART II

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Shareholders on August 18, 2005 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company voted to elect two directors in Class Three to serve for a term of three years and until their respective successors are elected and take office or until their earlier resignation. Shares of Class B Common Stock voted with the Common Stock. Each share of Class B Common Stock is entitled to ten (10) votes per share. The following table sets forth the number of votes cast for, withheld/abstained and against with respect to each of the nominees:

                                                        Withheld/
           Nominee                       For            Abstained
       -----------------              ----------        ---------
        Brownlee O. Currey, Jr.       19,749,619          11,657
        W. Lipscomb Davis, Jr.        19,591,655         169,621



Item 6.  Exhibits and Reports on Form 8-K.
-------------------------------------------------------------------------------
(a)  Exhibits required by Item 601 of Regulation S-K

     Exhibit
     Number
     -------

       31.1 -- Certification of Michael S. Hyatt, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 -- Certification of Joe L. Powers, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 -- Certification of Michael S. Hyatt, pursuant to 18 U.S.C.
               Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

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


Date:  November 9, 2005                      By:   /s/ Joe L. Powers
      -------------------                        ------------------------
                                                       Joe L. Powers
                                                 Executive Vice President
                                                 and Chief Financial Officer



                                  INDEX TO EXHIBITS

Exhibit
Number
-------

 31.1 -- Certification of Michael S. Hyatt, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 -- Certification of Joe L. Powers, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 -- Certification of Michael S. Hyatt, pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 -- Certification of Joe L. Powers, pursuant to 18 U.S.C.
         Section 1350 as adopted by Section 906 of the Sarbanes-Oxley
         Act of 2002