Form 10-Q
period 2005-12-31
THOMAS NELSON INC
filed 2006-02-09
CIK 71023

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                 FORM 10-Q


                                (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2005

                                     or

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

     At February 6, 2006, the Registrant had outstanding 14,060,660 shares of Common Stock and 948,228 shares of Class B Common Stock.


                                   PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements

                     THOMAS NELSON, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (000's omitted, except share amounts, unaudited)


                                      December 31,     March 31,    December 31,
                                          2005           2005           2004
                                      -------------  -------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents           $ 18,194      $ 23,999      $ 21,007
    Accounts receivable, less
      allowances of $10,085, $8,539
      and $9,147, respectively            62,254        60,907        57,992
    Inventories                           37,596        36,678        36,850
    Prepaid expenses                      20,985        18,037        16,527
    Deferred tax assets                    4,797         4,797         4,923
                                     -------------  -------------  ------------
Total current assets                     143,826       144,418       137,299

    Property, plant and equipment, net    19,589        14,618        13,018
    Other assets                          12,030        12,181         9,197
    Deferred charges                       1,591         1,353         1,317
    Intangible assets                      2,440         1,085         1,123
    Goodwill                              29,304        29,304        29,304
                                     -------------  -------------  ------------
Total Assets                            $208,780      $202,959      $191,258
                                     =============  =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                    $ 25,461      $ 25,304      $ 22,457
    Accrued expenses                       8,373        12,699        10,113
    Deferred revenue                       5,512         9,784         6,394
    Dividends payable                        749           740           737
    Income taxes currently payable         3,190         3,160         6,989
    Current portion of long-term debt        -           2,308         2,308
                                     -------------  -------------  ------------
Total current liabilities                 43,285        53,995        48,998

Long-term taxes payable                   23,213        22,592        21,890
Deferred tax liabilities                     911           911         1,021
Other liabilities                          1,924           827           852
Minority interest                             18            13            12
Shareholders' equity:
    Preferred stock, $1.00 par value,
     authorized 1,000,000 shares;
     none issued                             -             -             -
    Common stock, $1.00 par value,
     authorized 20,000,000 shares;
     Issued 14,029,192; 13,875,108 and
     13,819,043 shares, respectively      14,029        13,875        13,819
    Class B stock, $1.00 par value,
     authorized 5,000,000 shares;
     Issued 956,728; 923,762 and
     924,662 shares, respectively            957           924           925
    Additional paid-in capital            51,344        48,978        48,211
    Retained earnings                     73,099        60,844        55,530
                                     -------------  -------------  ------------
 Total shareholders' equity              139,429       124,621       118,485
                                     -------------  -------------  ------------
Total Liabilities and
     Shareholders' Equity               $208,780      $202,959      $191,258
                                     =============  =============  ============

(See Notes to Condensed Consolidated Financial Statements)



                     THOMAS NELSON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (000's omitted, except per share data, unaudited)

                                       Three Months Ended    Nine Months Ended
                                           December 31,         December 31,
                                       ------------------    ------------------
                                         2005      2004        2005      2004
                                       -------    -------    --------  --------
Net revenues                           $70,654    $63,355    $183,912  $174,265
Costs and expenses:
   Cost of goods sold                   39,887     34,983     105,825    99,054
   Selling, general and administrative  19,157     18,818      53,003    50,644
   Depreciation and amortization           699        649       2,153     1,864
                                       -------    -------    --------  --------
  Total costs and expenses              59,743     54,450     160,981   151,562
                                       -------    -------    --------  --------
Operating income                        10,911      8,905      22,931    22,703
Other income                               203        118         605       267
Interest expense                            33        148         198       550
                                       -------    -------    --------  --------
Income from continuing operations
     before income taxes                11,081      8,875      23,338    22,420
Provision for income taxes               4,122      3,417       8,681     8,632
Minority interest                            2          1           5         3
                                       -------    -------    --------  --------
Income from continuing operations        6,957      5,457      14,652    13,785
Discontinued operations:
   Gain (loss) on disposal,
      net of applicable taxes              (71)        11        (154)      (22)
                                       -------    -------    --------  --------
Net income                             $ 6,886    $ 5,468    $ 14,498  $ 13,763
                                       =======    =======    ========  ========
Weighted average number
   of shares outstanding:
    Basic                               14,969     14,720      14,893    14,612
                                       =======    =======    ========  ========
    Diluted                             15,384     15,206      15,229    15,087
                                       =======    =======    ========  ========
Net income per share, Basic:
    Income from continuing operations  $  0.46    $  0.37    $   0.98  $   0.94
    Loss from discontinued operations      -          -         (0.01)      -
                                       -------    -------    --------  --------
    Net income per share               $  0.46    $  0.37    $   0.97  $   0.94
                                       =======    =======    ========  ========
Net income per share, Diluted:
    Income from continuing operations  $  0.45    $  0.36    $   0.96  $   0.91
    Loss from discontinued operations      -          -         (0.01)      -
                                       -------    -------    --------  --------
    Net income per share               $  0.45    $  0.36    $   0.95  $   0.91
                                       =======    =======    ========  ========

(See Notes to Condensed Consolidated Financial Statements)




                     THOMAS NELSON, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                  (unaudited)
                                                         Nine Months Ended
                                                           December 31,
                                                        -------------------
                                                          2005       2004
                                                        --------   --------
Cash Flows From Operating Activities:
Net income from continuing operations                   $14,652    $13,785

Adjustments to reconcile income to net cash
 provided by (used in) operations:
   Depreciation and amortization                          2,153      1,864
   Amortization of deferred charges                         107        135
   Loss on sale of fixed assets and assets held for sale     51         16
   Minority interest                                          5          3
  Changes in assets and liabilities,
     net of acquisitions and disposals:
   Accounts receivable, net                              (1,241)    (1,717)
   Inventories                                             (828)    (6,509)
   Prepaid expenses                                      (2,948)    (2,509)
   Accounts payable and accrued expenses                 (4,142)      (400)
   Deferred revenue                                      (4,272)    (5,364)
   Income taxes currently payable                            30      4,570
   Change in other assets and liabilities and
     deferred charges                                      (406)    (2,853)
   Tax benefit of non-qualified stock options
     exercised, credited to additional paid-in capital      467      1,202
                                                        --------   --------
Net cash provided by continuing operations                3,628      2,223
                                                        --------   --------
Discontinued Operations:
   Loss from discontinued operations                       (154)       (22)
   Income tax payable                                       621        600
   Change in discontinued net assets                        (27)       (61)
                                                        --------   --------
Net cash provided by (used in) discontinued operations      440        517
                                                        --------   --------
Net cash provided by operating activities                 4,068      2,740
                                                        --------   --------

Cash Flows From Investing Activities:
   Capital expenditures                                  (7,160)    (1,837)
   Proceeds from collection of notes receivable           1,974         -
   Purchase of net assets of acquired companies,
     net of cash received                                  (739)        -
   Acquisition of publishing rights                      (1,000)      (350)
                                                        --------   --------
   Net cash used in investing activities                 (6,925)    (2,187)
                                                        --------   --------

Cash Flows From Financing Activities:
   Payments on long-term debt                            (2,308)    (3,022)
   Dividends paid                                        (2,234)    (1,894)
   Proceeds from issuance of common stock                 2,086      2,590
   Payments on life insurance policy loans                 (492)        -
                                                        --------   --------
Net cash used in financing activities                    (2,948)    (2,326)
                                                        --------   --------
Net decrease in cash and cash equivalents                (5,805)    (1,773)
Cash and cash equivalents at beginning of period         23,999     22,780
                                                        --------   --------
Cash and cash equivalents at end of period              $18,194    $21,007
                                                        --------   --------

Supplemental cash flow information:
   Interest paid                                        $   237    $   619
   Income taxes paid, net                               $ 8,154    $ 2,260
   Dividends accrued and unpaid                         $   749    $   737

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

                                       Three Months Ended    Nine Months Ended
                                          December 31,          December 31,
                                       ------------------    ------------------
                                         2005      2004         2005     2004
                                       --------  --------    --------  --------
Net income (in thousands):
  As reported                            $6,886    $5,468     $14,498   $13,763
                                        ========  ========    ========  ========
  Less:  additional stock-based
         employee compensation expense
         determined under fair-value
         based method for all awards,
         net of related tax effects         299       494         938     1,361
                                        ========  ========    ========  ========
           Pro forma                     $6,587    $4,974     $13,560   $12,402
                                        ========  ========    ========  ========

Net income per share:
  Basic --   As reported                 $ 0.46    $ 0.37      $ 0.97    $ 0.94
                                        ========  ========    ========  ========
             Pro forma                   $ 0.44    $ 0.34      $ 0.91    $ 0.85
                                        ========  ========    ========  ========
  Diluted -- As reported                 $ 0.45    $ 0.36      $ 0.95    $ 0.91
                                        ========  ========    ========  ========
             Pro forma                   $ 0.43    $ 0.33      $ 0.89    $ 0.82
                                        ========  ========    ========  ========

     The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

                                       December 31, 2005    December 31, 2004
                                       ------------------   ------------------
Expected annual future dividend payment  $0.20 per share      $0.16 per share
Expected stock price volatility                43.7%               46.05%
Risk free interest rate                        4.18%                4.53%
Expected life of options                      9 years              9 years



Note C - Inventories

Components of inventories consisted of the following (in thousands):

                                     December 31,    March 31,     December 31,
                                         2005           2005           2004
                                    -------------  -------------  -------------
Finished goods                         $34,452         $33,540       $34,265
Raw materials and work in process        3,144           3,138         2,585
                                    -------------  -------------  -------------
                                       $37,596         $36,678       $36,850
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


For the Three Months Ended      Publishing   Conferences    Other       Total
--------------------------      -----------  -----------  -----------  --------
December 31, 2005:
  Net Revenues                   $ 58,069       $12,585          -     $ 70,654
  Operating Income                  8,185         2,726          -       10,911
  Capital Expenditures              1,558            28          -        1,586
  Depreciation and Amortization       642            57          -          699

December 31, 2004:
  Net Revenues                   $ 53,529       $ 9,826          -     $ 63,355
  Operating Income                  7,297         1,608          -        8,905
  Capital Expenditures              1,111            47          -        1,158
  Depreciation and Amortization       593            56          -          649


For the Nine Months Ended
-------------------------
December 31, 2005:
  Net Revenues                   $150,818       $33,094         -      $183,912
  Operating Income                 17,812         5,119         -        22,931
  Goodwill                         14,169        15,135         -        29,304
  Assets, Excluding Goodwill      176,866         2,610         -       179,476
  Total Assets                    191,035        17,745         -       208,780
  Capital Expenditures              7,086            74         -         7,160
  Depreciation and Amortization     1,977           176         -         2,153

December 31, 2004:
  Net Revenues                   $144,963       $29,302         -      $174,265
  Operating Income                 19,091         3,612         -        22,703
  Goodwill                         14,169        15,135         -        29,304
  Assets, Excluding Goodwill      154,828         5,126     $ 2,000     161,954
  Total Assets                    168,997        20,261       2,000     191,258
  Capital Expenditures              1,742            95         -         1,837
  Depreciation and Amortization     1,696           168         -         1,864


Fiscal Year Ended March 31, 2005:
---------------------------------
  Net Revenues                   $204,398       $33,419         -      $237,817
  Operating Income                 28,421         3,287         -        31,708
  Goodwill                         14,169        15,135         -        29,304
  Assets, Excluding Goodwill      166,068         5,587     $ 2,000     173,655
  Total Assets                    180,237        20,722       2,000     202,959
  Capital Expenditures              3,657           496         -         4,153
  Depreciation and Amortization     2,364           223         -         2,587


     Conferences net revenues include event ticket sales of $22.8 million, $20.9 million and $24.1 million for the nine months ended December 31, 2005 and 2004 and the fiscal year ended March 31, 2005,respectively.


Note E - Long-Term Taxes Payable

     Long-term taxes payable at December 31, 2005 include a liability, which resulted from an income tax refund of $18.7 million received in April 2003.
This tax refund was related to the disposal of the Company's C.R. Gibson gift division and was used to pay down existing debt. Further, the Company has reduced its income tax payments by approximately $3.5 million related to additional tax credits generated by the tax loss realized on the disposal of C.R. Gibson. Until such time that the Company can conclude that the position taken on its income tax returns will ultimately be sustained by the taxing authorities, the refund and the tax credits will be recorded as a non-current tax liability. If the Company's position is sustained, the Company will recognize the refund and the tax credits as income from discontinued operations.


Note F - Debt

     The Company's bank credit facility is a $50 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage based on certain financial ratios. The average interest rate for the revolving credit facility was approximately 5.4% at December 31, 2005. The Company has agreed to maintain certain financial ratios and tangible net worth, as well as to limit the payment of cash dividends under the Credit Facility. The Credit Facility matures on October 15, 2008.
At December 31, 2005, the Company had no outstanding balance under the Credit Facility and $50 million available for borrowing. At December 31, 2005, the Company was in compliance with all covenants of the Credit Facility.


Note G - Royalty Advances

     At December 31, 2005, March 31, 2005 and December 31, 2004, prepaid expenses include $17.1 million, $13.3 million and $12.3 million, respectively, of royalty advances for products that have been released to the market or are expected to be released within the next twelve months. At December 31, 2005, March 31, 2005 and December 31, 2004, other assets include $9.0 million,
$7.7 million and $5.0 million, respectively, for royalty advances for products not expected to be released to the market within the next twelve months.


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

     The following table indicates dividend activity for the nine-month period ended December 31, 2005. Dividends relate to both Common Stock and Class B Common Stock.


      Declaration Date   Dividend Per Share    Record Date       Payment Date
      ----------------   ------------------  ---------------   ----------------
      May 19,2005               $0.05        July 5, 2005      July 19, 2005
      August 18, 2005           $0.05        October 7, 2005   October 21, 2005
      November 17, 2005         $0.05        January 6, 2006   January 20, 2006


     Class B Common Stock carries ten votes per share, compared to one vote per share for Common Stock, and is convertible to Common Stock on a one-to-one ratio at the election of the holder. The Class B and Common Stock are identical in all other material respects.


Note I - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                    Three Months Ended     Nine Months Ended
                                        December 31,          December 31,
                                    ------------------     ------------------
                                       2005     2004         2005      2004
                                    --------  --------     --------  --------
Net income                           $ 6,886   $ 5,468      $14,498   $13,763
                                    ========  ========     ========  ========
BASIC EARNINGS PER SHARE:
  Weighted average shares
     outstanding                      14,969    14,720       14,893    14,612
                                    ========  ========     ========  ========
  Net income per share               $  0.46   $  0.37      $  0.97   $  0.94
                                    ========  ========     ========  ========
DILUTED EARNINGS PER SHARE:
  Basic weighted average shares
     outstanding                      14,969    14,720       14,893    14,612
  Dilutive stock options -
     based on treasury stock
     method using the average
     market price                        415       486          336       475
                                    --------  --------     --------  --------
  Total weighted average diluted
     shares                           15,384    15,206       15,229    15,087
                                    ========  ========     ========  ========
  Net income per share               $  0.45   $  0.36      $  0.95   $  0.91
                                    ========  ========     ========  ========

     For the nine months ended December 31, 2005, there were 155,000 anti-dilutive options outstanding; and for the three months ended December 31, 2005, and for the three and nine months ended December 31, 2004, there were no anti-dilutive options outstanding. As of December 31, 2005, there were no other securities outstanding that could potentially dilute basic earnings per share in the future.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------

EXECUTIVE SUMMARY

     Net revenues for the three months ended December 31, 2005 increased
$7.3 million, or 12%, from the same period in the prior year. Net revenues from publishing products increased $4.5 million, or 8%. The increase in publishing net revenues is primarily attributable to new releases and backlist sales. Our significant new releases for the quarter included "Cure for the Common Life," by Max Lucado, "The Great Physician's Rx for Health and Wellness," by Jordan Rubin, and "The 360-Degree Leader," by John C. Maxwell. We had thirteen of the top fifty bestsellers in the CBA, while our nearest competitor had only seven. We also had four books hit the New York Times list in the quarter: "One Minute Wellness," "The Total Money Makeover," "Captivating" and "Here's Johnny!". Net revenues from conferences increased $2.8 million or 28%, compared to the prior year. This improvement relates primarily to increased conference attendance at the Women of Faith events and hosting four new "Revolve" events for young women and teenage girls, which attracted over 29,000 paid attendees.

Net income increased $1.4 million or 26% for the quarter ended December 31, 2005. Diluted earnings per share was $0.45 for the period, compared to $0.36 for the same period in the prior fiscal year.


Cautionary Note on Forward-Looking Statements
---------------------------------------------

Managements discussion and analysis of financial condition and results of operations includes certain forward-looking statements (all statements other than those made solely with respect to historical fact) and the actual results may differ materially from those contained in the forward-looking statements due to known and unknown risks and uncertainties. Any one or more of several risks and uncertainties could account for differences between the forward-looking statements and the actual results, including with respect to our sales, profits, liquidity and capital position. These factors include, but are not limited to: softness in the general retail environment or in the markets for our products; the timing and acceptance of products being introduced to the market; the level of product returns experienced; the level of margins achievable in the marketplace; the collectibility of accounts receivable; the recoupment of royalty advances; the effects of acquisitions or dispositions; the financial condition of our customers and suppliers; the realization of inventory values at carrying amounts; our access to capital; implementation of new processes and systems; the outcome of any Internal Revenue Service audits; and the realization of income tax and intangible assets. These conditions cannot be predicted reliably, and the Company may adjust its strategy in light of changed conditions or new information. Thomas Nelson disclaims any obligation to update forward-looking statements.


OVERVIEW

     The following table sets forth for the periods indicated certain selected statements of income data of the Company expressed as a percentage of net revenues and the percentage change in dollars in such data from the prior fiscal year.

                                       Nine Months Ended
                                          December 31,    Fiscal Year-to-Year
                                       -----------------        Increase
                                          2005    2004         (Decrease)
                                        -------  -------  -------------------
                                           (%)     (%)            (%)
Net revenues:
  Publishing                              82.0     83.2           4.0
  Conferences                             18.0     16.8          12.9
                                        -------  -------  -------------------
Total net revenues                       100.0    100.0           5.5

Expenses:
  Cost of goods sold                      57.5     56.8           6.8
  Selling, general and administrative     28.8     29.1           4.7
  Depreciation and amortization            1.2      1.1          15.5
                                        -------  -------  -------------------
    Total expenses                        87.5     87.0           6.2
                                        -------  -------  -------------------
Operating income                          12.5     13.0           1.0
                                        -------  -------  -------------------
Net income                                 7.9      7.9           5.3
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


RESULTS OF OPERATIONS

Consolidated Results -
Third Quarter of Fiscal 2006 Compared with Third Quarter of Fiscal 2005
-------------------------------------------------------------------------

     Net revenues for the three months ended December 31, 2005 increased
$7.3 million, or 12%, from the same period in the prior year. Net revenues from publishing products increased $4.5 million, or 8%. The increase in publishing net revenues is primarily attributable to new releases and backlist sales. Our significant new releases for the quarter included "Cure for the Common Life," by Max Lucado, "The Great Physician's Rx for Health and Wellness," by Jordan Rubin, and "The 360-Degree Leader," by John C. Maxwell. We had thirteen of the top fifty bestsellers in the CBA, while our nearest competitor had only seven. We also had four books hit the New York Times list in the quarter: "One Minute Wellness," "The Total Money Makeover," "Captivating" and "Here's Johnny!" Net revenues from conferences increased $2.8 million or 28%, compared to the prior year. This improvement relates primarily to increased conference attendance at the Women of Faith events and hosting four new "Revolve" events for young women and teenage girls, which attracted over 29,000 paid attendees.

     The Company's cost of goods sold increased for the three months ended December 31, 2005 by $4.9 million, or 14% from the same period in the prior year, and as a percentage of net revenues, increased from 55% to 56%. The increase in cost of goods sold as a percentage of net revenues is primarily due to a decline in recoveries of royalty advances for publishing products, partially offset by improvements in the cost of goods sold percentage for conferences due to higher attendance levels.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the three months ended December 31, 2005 increased
$0.3 million, or 2% from the same period in the prior year. These expenses, expressed as a percentage of net revenues, declined from 30% to 27% due to the strong revenue results for the quarter. The increases in selling, general and administrative expenses resulting from the addition of new personnel, including management, expenses for new publishing opportunities, and school fund-raising sales activities were offset by lower incentive bonus accruals for personnel. These lower incentive bonus accruals for the period ending
December 31, 2005 relate to publishing segment results failing to meet specified bonus criteria at December 31, 2005.


     Depreciation and amortization increased slightly from the prior period. The increase in depreciation is attributable to recent capital investments.

     The provision for income taxes has been reduced from 38.5% to 37.2% for the current fiscal year due to an expected permanent tax difference resulting from planned product donations to charitable organizations during the current fiscal year. This rate is comparable to the actual 37.1% effective rate for fiscal year 2005, which was impacted by comparable product donations.


Consolidated Results -
First Nine Months of Fiscal 2006
Compared with the First Nine Months of Fiscal 2005
-------------------------------------------------

     Net revenues for the nine months ended December 31, 2005 increased
$9.6 million, or 6%, from the same period in the prior year. Net revenues from publishing products increased $5.9 million, or 4%. The increased revenue performance for publishing products primarily relates to the strength of our current new releases, combined with the continued success of our backlist titles.

     Net revenues from conferences increased $3.8 million or 13%, compared to the prior year. This improvement relates primarily to a mix of larger venues this fiscal year compared to the prior period and hosting five new "Revolve" conferences. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold increased for the nine months ended December 31, 2005 by $6.8 million, or 6.8%, from the same period in the prior year, and as a percent of net revenue, increased to 58% compared to 57% in the prior year. The increase in cost of goods sold as a percentage of net revenues is primarily due to a decline in recovered costs from excess and obsolete inventories and royalty advances for publishing products. This increase in cost of goods sold was partially offset by improved attendance levels at the conference events.

     Selling, general and administrative expenses, excluding depreciation and amortization, for the nine months ended December 31, 2005 increased
$2.4 million, or 4.7%, from the same period in the prior year. These expenses, expressed as a percentage of net revenues, were relatively unchanged, year over year. The increases in selling, general and administrative expenses resulting from the addition of new personnel, including management, expenses for new publishing opportunities, and school fund-raising sales activities were offset by lower incentive bonus accruals for personnel. These lower incentive bonus accruals for the period ending December 31, 2005 relate to publishing segment results failing to meet specified bonus criteria at December 31, 2005.

     Depreciation and amortization totaled $2.2 million in the current period compared to $1.9 million in the prior year. This increase is primarily attributable to recent capital investments.

     Interest expense declined to $0.2 million in the current period compared to $0.6 million in the prior year. This decline is primarily attributable to lower debt levels.

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


Liquidity and Capital Resources
-------------------------------

     At December 31, 2005, the Company had approximately $18.2 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At December 31, 2005, the Company had working capital of $100.5 million.

     Net cash provided by continuing operating activities was $3.6 million for the nine months ended December 31, 2005 and $2.2 million for the same period last year. Cash provided by continuing operations during the nine months ended December 31, 2005 was principally attributable to net income, partially offset by an increase in royalty advances and a decrease in deferred revenue. The increase in royalty advances relates to the signing of certain key authors to new multi-book agreements. The reduction in deferred revenue from March 31, 2005 relates to the end of our calendar year conference events.

     In April 2003, the Company received a tax refund of $18.7 million. This tax refund was related to the recognition of a loss on disposal of the Company's C.R. Gibson gift division and was used to pay down debt. Further, the Company has reduced subsequent income tax payments by approximately $3.5 million, related to additional tax credits generated by the tax loss realized on the disposal of C.R. Gibson. Until such time that we conclude that the position taken on our income tax returns will ultimately be sustained by the taxing authorities, the refund will be recorded as a non-current tax liability. If sustained, the Company will record the refund as income from discontinued operations.

     Fiscal year-to-date capital expenditures have totaled approximately
$7.2 million, primarily consisting of building improvements, computer software and equipment. During the remainder of fiscal 2006, the Company anticipates capital expenditures of approximately $0.5 million, primarily consisting of computer software and equipment.

     The Company's bank credit facility is a $50 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage based on certain financial ratios. The average interest rate for the revolving credit facility was approximately 5.4% at December 31, 2005. The Company has agreed to maintain certain financial ratios and tangible net worth, as well as to limit the payment of cash dividends under the Credit Facility. The Credit Facility matures on October 15, 2008. At December 31, 2005, the Company had no outstanding balance under the Credit Facility and $50 million available for borrowing.
At December 31, 2005, the Company was in compliance with all covenants of the Credit Facility.

     Management believes cash generated by operations, cash in banks and borrowings available under the Credit Facility will be sufficient to fund anticipated working capital and capital expenditure requirements for existing operations in fiscal 2006. The Company's current cash commitments include operating lease obligations. The Company also has current inventory purchase and royalty advance commitments in the ordinary course of business that require cash payments as vendors and authors fulfill their requirements to the Company in the form of delivering satisfactory product orders and manuscripts, respectively. The following table sets forth these commitments. The Company has no off-balance sheet commitments or transactions with any variable interest entities (VIE's). The Company also does not have any undisclosed material related party transactions or relationships with management, officers or directors.


                                    Payments Due by Fiscal Year
Contractual         ------------------------------------------------------------
Commitments                                                  2010 and
(in 000's)            2006      2007      2008      2009    Thereafter   Total
------------------  --------  --------  --------  --------  ----------  --------
Inventory purchases  $2,436   $ 5,417    $5,000    $3,333     $  -      $16,186
Operating leases        337     1,131     1,103       879      3,453      6,903
Royalty advances      5,991     6,087     1,843     1,523      1,425     16,869
                    --------  --------  --------  --------  ----------  --------
Total obligations    $8,764   $12,635    $7,946    $5,735     $4,878    $39,958
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

     The following table indicates dividend activity for the nine-month period ended December 31, 2005. Dividends relate to both Common Stock and Class B Common Stock.


      Declaration Date   Dividend Per Share    Record Date       Payment Date
      ----------------   ------------------  ---------------   ----------------
      May 19,2005               $0.05        July 5, 2005      July 19, 2005
      August 18, 2005           $0.05        October 7, 2005   October 21, 2005
      November 17, 2005         $0.05        January 6, 2006   January 20, 2006


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

     Revenue Recognition: The Company has four primary revenue sources: sales of publishing product, attendance fees and product sales from its conferences, royalty income from licensing copyrighted material to third parties and billed freight. Revenue from the sale of publishing product is recognized upon shipment to the customer or when title passes. In accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 104 regarding revenue recognition, we recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller' price to the buyer is fixed or determinable; and collectibility is reasonably assured. An allowance for sales returns is recorded where return privileges exist. The returns allowance is determined by using a 12-month rolling average return rate, multiplied by gross sales occurring over the previous four-month period by market sales channel. Historical experience reflects that product is generally returned from and credited to customers' accounts within the first 120 days of the original sale. The full amount of the returns allowance, net of inventory and royalty costs (based on current gross margin rates), is shown as a reduction of accounts receivable in the accompanying consolidated financial statements. Returns of publishing products from customers are accepted in accordance with standard industry practice. Generally, products that are designated as out-of-print are not returnable 90 days after notice of out-of-print status is given to the customer. Also, certain high discount sales are not returnable. Revenue from conferences is recognized as the conferences take place. Cash received in advance of conferences is included in the accompanying consolidated financial statements as deferred revenue. Royalty income from licensing the Company's publishing rights is recorded as revenue when earned under the terms of the applicable license, net of amounts due to authors. Billed freight consists of shipping charges billed to customers and is recorded as revenue upon shipment of product.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     As of and for the period ended December 31, 2005, there have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K.

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


Date:  February 9, 2006                      By:   /s/ Joe L. Powers
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