Form 10-K
period 2006-03-31
THOMAS NELSON INC
filed 2006-06-12
CIK 71023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K
 (Mark One)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 - For the Fiscal year ended March 31, 2006
   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 - For the transition period from_____to______.


                        Commission file number 1-13788
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act                   Yes [  ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.         Yes [  ]  No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.                           YES [X ]  NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                             [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act
(Check one):  Large accelerated filer [  ]  Accelerated filer [ X ]
              Non-accelerated filer   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                            Yes [  ]  No [ X ]

As of March 31 2006, the Registrant had outstanding 14,066,327 shares of Common stock and 948,228 shares of Class B common stock. On such date the aggregate market value of shares of common stock and Class B common stock held by non-affiliates was approximately $438.8 million. The market value calculation was determined using the closing sale price of the Registrant's common stock and Class B common stock on March 31, 2006, as reported on The New York Stock Exchange.

                DOCUMENTS INCORPORATED BY REFERENCE





      No documents are incorporated by reference in this Form 10-K.

                                PART I

Item 1.  Business

     Thomas Nelson, Inc. (the "Company"), incorporated in 1961, is a leading publisher, producer and distributor of books emphasizing Christian, inspiration-al and family value themes and believes it is the largest commercial publisher of the Bible in English language translations. The Company believes it is the largest publisher of Christian and inspirational Bibles and books in the United States. The Company also hosts inspirational conferences. The financial performance of our publishing and conference segments is reflected in Note T to our consolidated financial statements.


PUBLISHING
----------

     The Company's book publishing division publishes and distributes hardcover and trade paperback books emphasizing Christian, inspirational and family value themes. The Company believes it is the largest publisher of Christian and inspirational Bibles and books in the United States. Books are published by the Company under several imprints including Thomas Nelson(R), W PublishingTM,
J. Countryman(R), Tommy Nelson(R), Nelson Current, Rutledge Hill Press(R),
Cool Springs PressTM, WestBow Press, Grupo Nelson, Nelson Electronic and Reference, World Publishing, Nelson Ignite and Naked, Inc., and consist generally of inspirational, trade, gift, children's and reference books emphasizing Christian and family values themes. The Company distributes books primarily through Christian bookstores, general bookstores, mass merchandisers and direct sales to consumers, churches, and ministries.

     In fiscal 2006, 2005 and 2004, the Company released approximately 500, 450 and 480 new book titles, respectively. The Company publishes and distributes some of the best known communicators in Christian and inspirational publishing, including John Bevere, Lisa Bevere, Henry Blackaby, Dr. Don Colbert, Ted Dekker, John Eldredge, Billy Graham, Franklin Graham, John Hagee, Hank Hanegraaf, Jack Hayford, Benny Hinn, Angela Hunt, Barbara Johnson, Thomas Kinkade, Max Lucado, John C. Maxwell, John MacArthur, Frank Peretti, Dr. Charles Stanley and Charles Swindoll. In addition, the Company maintains a backlist of approximately 3,900 titles, which provides a stable base of recurring revenues as many popular titles continue to generate significant sales from year to year. Backlist titles accounted for approximately 54% of the publishing division's net revenues in fiscal 2006. Authors and titles are supported through radio, television, cooperative advertising, author appearances, in-store promotions, print advertising and other means.

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

     Virtually all Bibles and Bible products currently published in the United States are based on one of fourteen major translations. Of these fourteen translations, thirteen are protected by copyright laws, which grant the copyright owner the exclusive right, for a limited term, to control the publication of such translation. The Company publishes Bibles and Bible products based on nine of the fourteen major translations, of which three are exclusive to the Company as a result of copyright ownership. Approximately 40% of the Company's net revenues from Bible publishing in fiscal 2006 were generated through sales of its proprietary Bible products.

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

     The Company continually seeks to expand its Bible product line by developing or aiding in the development of new translations and editions and seeking new publishing opportunities. The Company also continually makes editorial, design and other changes to its existing line of Bibles and other Bible products in an effort to increase their marketability. The Company currently publishes approximately 2,500 different Bibles and biblical reference products such as commentaries, study guides and other popular Bible help texts. Styles range from inexpensive paperbacks to deluxe leather-bound Bibles to CD-ROM to audio and video products. Different editions of a particular Bible translation are created by incorporating additional material, such as study helps, concordances, indices and Bible outlines, or artwork, into the biblical text. These editions (which are generally proprietary to the Company regardless of whether or not the Company holds proprietary rights to the underlying Bible translation) are targeted to the general market or positioned for sale to specific market segments.


CONFERENCES
-----------

     Women of Faith(R) hosts inspirational conferences and has an Internet portal, womenoffaith.com. Both are designed to foster a community setting for Christian women and to introduce women to a lifestyle of God's Grace. The Company benefits through conference attendance fees and the sale of Christian products at the conferences. In fiscal year 2006, Women of Faith launched the "Revolve" tour, hosting 5 events with a target audience of teen girls between 7th through 12th grades. In addition, 26 traditional conferences were held throughout North America, which, all together, attracted approximately 400,000 participants.

     Womenoffaith.com is an on-line community of women who gather to build relationships with one another. Founded in June 1999, womenoffaith.com created a place where Christian women from all over the world come to share their life experiences and faith with one another. The conferences and the Internet site both provide opportunities to market and sell inspirational products.

MARKETING, DISTRIBUTION AND PRODUCTION
-------------------------------------

     The principal market channels through which the Company markets its products domestically are Christian bookstores, which include national chains and stores owned independently; general bookstores, including national chains such as Barnes & Noble(R) and Borders(R); mass merchandisers such as Costco(R), Target(R), Wal-Mart(R) and Sam's(R) Wholesale Club, and directly to consumers through direct mail, telemarketing, inspirational conferences and the Internet. The Company services these market channels through its sales force and through wholesalers or jobbers servicing bookstores, gift stores, other retail outlets and libraries.

     As of March 31, 2006, the Company employed a sales force of approximately 130 people and maintained 24-hour-a-day telemarketing capability. These employees service over 15,000 retail accounts and 18,000 church, school and consumer-related accounts. Customer orders are usually shipped through a variety of common carriers, as well as by UPS(R), FedEx(R) and parcel post. No single customer accounted for more than 10% of net revenues during fiscal 2006.

     The Company contracts with a number of foreign publishers to translate the Company's English titles into foreign languages. The Company typically retains publishing rights to the titles translated.

     The Company distributes its products internationally in South America, Europe, Australia, New Zealand, Africa, the Far East, Mexico and Canada. In fiscal 2006, the Company's export operations accounted for less than 10% of the Company's total net revenues.

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


COPYRIGHTS AND ROYALTY AGREEMENTS
---------------------------------

     The Company customarily secures copyright registrations on its books and Bible editions in order to protect its publishing rights. Almost all of the Company's book products are published under royalty agreements with their respective authors or other copyright proprietors.


COMPETITION
-----------

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

EMPLOYEES
---------

     As of March 31, 2006, the Company employed approximately 650 persons. The Company has not suffered any work stoppages as a result of labor disputes in recent years and considers relations with its employees to be good.


AVAILABLE INFORMATION
---------------------

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


Item 1A.   Risk Factors
-----------------------

     Shareholders should carefully consider the following risks in addition to the other information contained in this report. Each of these factors could adversely affect the business, operating results and financial condition of the Company. In addition, these factors could adversely affect the value of an investment in the Company's capital stock.

Our operations may be adversely affected by general economic conditions.
-----------------------------------------------------------------------

     General economic factors that are beyond the Company's control impact the Company's forecasts and actual performance. These factors include interest rates; recession; inflation; deflation; consumer credit availability; consumer debt levels; energy costs; tax rates and policy; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence consumer confidence and spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude. Changes in the economic climate could adversely affect the Company's performance.

Our business faces a great deal of competitive pressure.
-------------------------------------------------------

     The Publishing Division operates in a market that is highly competitive, with a large number of companies selling books. The Publishing Division is in direct competition with all of these other companies, the majority of which have larger financial resources than the Company. The book industry is a $25.1 billion market. Unanticipated changes in the pricing and marketing practices of these competitors may adversely affect the performance of the Company's Publishing Division.

Seasonality of sales.
--------------------

     The Company's business is subject to seasonal influences, with a major portion of sales and income historically realized during the third and fourth quarters of our fiscal year, which includes traditional holiday seasons. This seasonality causes the Company's operating results to vary somewhat from quarter to quarter and could materially and adversely affect the market price of its securities.

Our operations are highly dependent on a single distribution facility.
---------------------------------------------------------------------

     The Company's distribution functions for most of its publishing products are handled from a single facility in Nashville, Tennessee. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair the Company's ability to distribute merchandise to its customers, which could cause sales to decline.

Other factors may negatively affect our business.
------------------------------------------------

     The foregoing list of risk factors is not exclusive. Other factors and unanticipated events could adversely affect the Company. These other factors include, but are not limited to: softness in the general retail environment or in the markets for our products; the timing and acceptance of products being introduced to the market; the level of product returns experienced; the level of margins achievable in the marketplace; the collectibility of accounts receivable; the recoupment of royalty advances; the effects of acquisitions or dispositions; the financial condition of our customers and suppliers; the realization of inventory values at carrying amounts; our access to capital; implementation of new processes and systems; the outcome of any Internal
Revenue Service audits; and the realization of income tax and intangible assets. These conditions cannot be predicted reliably, and the Company may adjust its strategy in light of changed conditions or new information. Thomas Nelson disclaims any obligation to update forward-looking statements.


Item 1B.  Unresolved Staff Comments
-----------------------------------

     None.


Item 2.  Properties
-------------------

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

     The Company signed a lease which commenced in August 2005 for 41,000 square feet of office space, replacing a previous office space lease of 38,000 square feet, which expired in November 2005.

     The Company's significant leased properties are described below:

<CAPTIOM>
                                             Square    Annual     Lease
    Location            Use/Segment           Feet      Rent    Expiration
---------------- -------------------------   ------   --------  ----------
Nashville, TN      Sales office/publishing   41,000   $580,000   12/2013
Plano, TX          Office/Women of Faith     23,931   $340,000   10/2010


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


Item 3.  Legal Proceedings
--------------------------

     The Company and each of its directors have been named as defendants in "City of Pontiac General Employees' Retirement System vs. Thomas Nelson, Inc., et. al.," a Tennessee state court action filed in the Chancery Court for Davidson County, Tennessee on February 24, 2006. The suit was brought in connection with the Company's recently announced Agreement and Plan of Merger with an affiliate of InterMedia Partners, L.P. (the "Merger Agreement") and certain agreements related thereto with the Company's Chairman, Sam Z. Moore. The plaintiff(s) in the action allege that the defendants breached their fiduciary duties by, among other things, pursuing a transaction without regard to the fairness of the transaction to all of the Company's shareholders and without properly valuing the company and allowing a competitive bidding process to take place. The plaintiff(s) also allege that the defendants breached their fiduciary duties by taking steps to discourage other acquisition proposals, including by agreeing to an excessive termination fee in the Merger Agreement. The lawsuit seeks among other things, certification as a class action, a determination that fiduciary duties were breached, injunctive relief against the proposed transaction and recovery of costs of the plaintiff(s), including attorneys' fees. The Company believes the suit is without merit and intends to defend against it vigorously.

     The Company is subject to various other legal proceedings, claims and liabilities that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Company did not submit any matter to a vote of its security holders during the last quarter of its fiscal year ended March 31, 2006.


                               PART II

Item 5. Market for the Company's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
----------------------------------------------------------------------------

     The Common Stock and the Class B Common Stock are traded on the NYSE under
the symbols "TNM" and "TNMB," respectively.   The following table sets forth,
for the periods indicated, the high and low closing sales prices as reported on the NYSE composite tape:

                            Common              Class B
                            Stock            Common Stock	    Dividends
                       ----------------    ----------------     Declared
				High      Low       High      Low       Per Share
                       ------    ------    ------    ------     ---------
Fiscal 2006
-----------
First Quarter          $25.10    $20.61    $24.75    $21.25      $.05
Second Quarter          23.00     18.41     23.00     18.50       .05
Third Quarter           25.59     18.20     25.40     18.50       .05
Fourth Quarter          29.34     24.08     28.85     24.20        -
                                                               ---------
                                                                 $.15
                                                               =========
Fiscal 2005
-----------
First Quarter          $28.85    $20.30    $28.75    $20.75      $.04
Second Quarter          21.95     18.10     21.75     17.50       .05
Third Quarter           24.70     19.99     24.65     20.00       .05
Fourth Quarter          24.06     21.60     23.75     21.50       .05
                                                               ---------
                                                                 $.19
                                                               =========

     As of June 9, 2006, there were 605 record holders of the Common Stock and 398 record holders of the Class B Common Stock.

     Declaration of dividends is within the discretion of the Board of Directors of the Company. The Board considers the payment of dividends on a quarterly basis, taking into account the Company's earnings and capital requirements, as well as financial and other conditions existing at the time. Certain covenants of the Company's Credit Facility limit the amount of cash dividends payable based on the Company's cumulative consolidated net income.

     The following table indicates dividend activity for the fiscal year ended March 31, 2006. Dividends relate to both Common Stock and Class B Common Stock.


      Declaration        Dividend           Record          Payment
          Date           Per Share           Date             Date
      -----------        ---------     ----------------   ------------
       May 19, 2005        $0.05        July 5, 2005       July 19, 2005
       August 18, 2005     $0.05        October 7, 2005    October 21, 2005
       November 17, 2005   $0.05        January 6, 2006    January 20, 2006


     Class B Common Stock carries ten votes per share, compared to one vote per share for Common Stock, and is convertible to Common Stock on a one-to-one ratio at the election of the holder. The Class B and Common Stock are identical in all other material respects.

Item 6.  Selected Financial Data


                            SELECTED FINANCIAL DATA
                    (in thousands, except per share data)
YEARS ENDED
March 31,                     2006      2005       2004      2003      2002
-----------------------------------------------------------------------------
OPERATING RESULTS (a):
Net revenues                $253,057  $237,817   $222,619  $217,217  $215,552
Operating income              33,096    31,708     27,140    18,926    16,563
Income from continuing
  operations                  21,140    19,767     16,295    10,184     7,821
Income (loss) from
  discontinued operations (b)   (163)       50       (130)       --   (16,862)
Cumulative effect of a
  change in accounting
  principle (c)                   --        --         --        --   (40,433)
                            --------  --------   --------  --------  --------
Net income (loss)           $ 20,977  $ 19,817   $16,165   $ 10,184  $(49,474)
                            ========  ========   ========  ========  ========

Cash flow:
  Net cash provided by
   continuing operating
   activities               $ 12,969  $  7,121   $ 27,752  $ 34,439  $ 23,199
   Net cash provided by
   (used in) discontinued
   operating activities          412     1,238     21,237     1,660    (3,092)
  Net cash provided by
   (used in) investing
   activities                 (8,245)   (4,500)    (6,866)   (4,569)   34,705
  Net cash provided by
   (used in) financing
   activities                 (3,344)   (2,640)   (21,050)  (30,358)  (56,411)

EBITDA(d):
Income from continuing
  operations                $ 21,140  $ 19,767   $ 16,295  $ 10,184  $  7,821
Interest expense                 252       644        882     3,026     4,295
Provision for income taxes    12,524    11,647      9,756     5,878     4,495
Depreciation and
  amortization                 3,064     2,587      2,287     2,061     2,649
                            --------  --------   --------  --------  --------
EBITDA FROM CONTINUING
  OPERATIONS                  36,980    34,645     29,220    21,149    19,260
                            --------   -------   --------  --------  --------
Changes in working capital
  and other                  (24,011)  (27,524)    (1,468)   13,290     3,939
                            --------  --------   --------  --------  --------
  Net cash provided by
   continuing operating
   activities               $ 12,969  $  7,121   $ 27,752  $ 34,439  $ 23,199
                            ========  ========   ========  ========  ========
-----------------------------------------------------------------------------
FINANCIAL POSITION:
Total assets                $226,312  $203,394   $179,266  $163,055  $185,389
Working capital               98,033    90,423     77,075    60,994    84,262
Total debt                        --     2,308      5,330    25,952    56,374
Shareholders' equity         146,351   124,621    102,982    87,824    77,576
Long-term debt to total
  capitalization                  --      1.8%       4.9%     22.8%     42.1%
-----------------------------------------------------------------------------
DILUTED PER SHARE DATA (a):
Income per share from
  continuing operations     $   1.38  $   1.31   $   1.09  $   0.70  $   0.54
Income (loss) per share
  from discontinued
  operations (b)               (0.01)       --      (0.01)       --     (1.16)
Cumulative effect of a
  change in accounting
  principle (c)                   --        --         --        --     (2.79)
                            --------  --------   --------  --------  --------
Net income (loss) per share $   1.37   $  1.31   $   1.08  $   0.70  $  (3.41)
                            ========  ========   ========  ========  ========
Dividends declared per
  share                     $   0.15   $  0.19   $   0.12  $     --  $   0.04
Book value per share            9.75      8.42       7.12      6.11      5.40
Weighted average number of
  shares outstanding (e)      15,344    15,107     14,999    14,596    14,488
-----------------------------------------------------------------------------

(a) For all periods presented, operating results and per share data have been reclassified for discontinued operations.
(b) Discontinued operations include Ceres Candles and Gifts, Remuda Ranch Center for Anorexia and Bulimia, Inc. and The C.R. Gibson Company.
(c) The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as of April 1, 2001. The adoption of SFAS No. 142 resulted in a $40.4 million cumulative effect of a change in accounting principle charge to write-off goodwill associated with the Company's gift division, which was discontinued and sold during fiscal 2002.
(d) We believe EBITDA (earnings from continuing operations before interest, taxes, depreciation and amortization) provides a useful measure of cash flows from operations for our investors because EBITDA is an industry comparative measure of cash flows generated by our operations prior to the payment of interest and taxes and because it is a financial measure used by management to assess the performance of our Company. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America for purposes of analyzing our profitability or liquidity. In addition, not all funds depicted by EBITDA are available for management's discretionary use. For example, a portion of such funds are subject to contractual restrictions and functional requirements to pay debt service, fund necessary capital expenditures and meet other commitments from time to time as described in more detail in this Annual Report and on Form 10-K. EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies.
(e) Represents diluted weighted average number of shares outstanding in accordance with SFAS No. 128.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

EXECUTIVE SUMMARY

     Thomas Nelson, Inc. publishes Bibles, books, audios, videos and CD-ROM products and hosts inspirational conferences, designed to appeal to the Christian and family-oriented lifestyle segments of the population. The Company's business strategy is to publish high-quality products and offer related conference services for the Christian and general retail markets. Thomas Nelson's Common Stock and Class B Common Stock are listed on the New York Stock Exchange under the symbols TNM and TNMB, respectively. More information can be found at our website: www.thomasnelson.com.

     Net revenues in fiscal 2006 increased 6.4% over fiscal 2005.    Net
revenues from publishing products increased 6.0%, primarily due to a strong performance from our trade book groups. We had several higher volume titles compared to the prior year. In fact, our top three trade books averaged net sales units in excess of 500,000 units. Last year, our top trade book sold fewer than 400,000 net units. Net billings from our top ten titles were up 22% from the prior year.

     Net revenues from conferences increased 8.7%, compared to the prior fiscal year. This improvement relates to greater attendance levels at the events and hosting five new "Revolve" events for young women and teenage girls. Excluding the new "Revolve" conferences, we hosted 26 primary conferences during fiscal 2006, compared to 28 during fiscal 2005. This included one national conference this fiscal year compared to 2 national conferences last year. A national event is a 3-day event compared to our normal 2-day event and, as such, carries a higher ticket price.

     Included in Selling, General and Administrative Expenses are $2.5 million in costs related to the Company pursuing strategic alternatives, primarily related to the proposed Merger Agreement. The Merger Agreement, entered into on February 20, 2006, provides for the acquisition of Thomas Nelson by Faith Media Holdings, LLC, which is controlled by InterMedia Partners, LP, a private equity investment firm.

     On June 8, 2006, the Company held a Special Meeting of the Shareholders. At that meeting, the shareholders approved the Merger Agreement by more than 66 2/3rds vote. The Merger Agreement, dated February 20, 2006, is by and among the Company, Faith Media Holdings, LLC ("Faith Media") and Faith Media's wholly-owned subsidiary, FM Mergerco, Inc. ("Mergerco"). Upon consummation of the Merger, Mergerco will be merged into the Company, with the Company as the surviving corporation. As a result of the Merger, the Company will become a wholly-owned subsidiary of Faith Media. Faith Media was formed by InterMedia Partners, L.P. to acquire the Company in the Merger. The Merger Agreement provides for the Company to become privately owned and for the shareholders to receive $29.85 in cash ("Per Share Merger Consideration"), without interest, for each share of our common stock and our Class B common stock outstanding.
In addition, at the time of the consummation of the Merger, all outstanding and unexercised options to acquire shares of the Company's common stock and Class B common stock will be immediately vested and cancelled, and the holders of such options will receive, in lieu thereof, cash consideration for each option share equal to the difference between $29.85 and the exercise price for such share, without interest.

     It is anticipated that, on June 12, 2006, Mergerco will close the Merger Agreement by funding the purchase price ($473.4 million) and estimated transaction expenses ($19.1 million) with a common equity contribution of $190.5 million, proceeds of a $205 million senior secured credit agreement, proceeds of $72 million in senior subordinated notes and $25 million in cash held by the Company.

     This summary should be read together with the complete Management's Discussion and Analysis and the related financial statements and notes thereto.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
---------------------------------------------

     Management's discussion and analysis of financial condition and results of operations include certain forward-looking statements (all statements other than those made solely with respect to historical fact) and the actual results may differ materially from those contained in the forward-looking statements due to known and unknown risks and uncertainties. Any one or more of several risks and uncertainties could account for differences between the forward-looking statements and the actual results, including with respect to our sales, profits, liquidity and capital position. These factors include, but are not limited to: softness in the general retail environment or in the markets for our products; the timing and acceptance of products being introduced to the market; the level of product returns experienced; the level of margins achievable in the marketplace; the collectibility of accounts receivable; the recoupment of royalty advances; the effects of acquisitions or dispositions; the financial condition of our customers and suppliers; the realization of inventory values at carrying amounts; our access to capital; implementation of new processes and systems; the outcome of any Internal Revenue Service audits; and the realization of income tax and intangible assets. These conditions cannot be predicted reliably, and the Company may adjust its strategy in light of changed conditions or new information. Thomas Nelson disclaims any obligation to update forward-looking statements.


RESULTS OF OPERATIONS
---------------------

     The following table sets forth, for the periods indicated, certain selected statements of income data of the Company expressed as a percentage of net revenues and the percentage change in dollars of such data from the prior fiscal year.

                                                       Fiscal Year-to-Year
                             Years Ended March 31,     Increase (Decrease)
                           ------------------------ -------------------------
                             2006    2005    2004   2005 to 2006 2004 to 2005
                            ------  ------  ------  ------------ ------------
Net Revenues:
   Publishing                85.6%    85.9%    86.8%      6.0%        5.8%
   Conferences               14.4     14.1     13.2       8.7         3.4
                            ------   ------   ------    ------      ------
Total net revenues          100.0    100.0    100.0       6.4         6.8


Costs and expenses:
   Cost of goods sold        55.7     56.4     58.2       5.1         3.5
   Selling, general and
     administrative          30.0     29.2     28.6       9.5         9.1
Depreciation and
     amortization             1.2      1.1      1.0      18.4        13.1
                            ------   ------   ------    ------      ------
 Total costs and expenses    86.9     86.7     87.8       6.7         5.4
                            ------   ------   ------    ------      ------
Operating income             13.1     13.3     12.2       4.4        16.8
Interest expense              0.1      0.3      0.4     (60.9)      (27.0)
                            ------   ------   ------    ------      ------
Net income                    8.3%     8.3%     7.3%      5.9%       21.3%
                            ======   ======   ======    ======      ======

      The Company's net revenues fluctuate seasonally, with revenues in the first fiscal quarter historically being less than each of the remaining quarters of the year. Seasonality is the result of increased consumer purchases of the Company's products during the traditional calendar year-end holidays. In addition, the Company's quarterly operating results may fluctuate significantly due to new product introductions, the timing of selling, marketing and other operating expenses and changes in sales and product mixes.


Fiscal 2006 Compared to Fiscal 2005
-----------------------------------

     Net revenues in fiscal 2006 increased $15.2 million or 6.4% over fiscal 2005. Net revenues from publishing products increased $12.3 million or 6.0%, primarily due to a strong performance by our trade book imprints. We had several higher volume titles compared to the prior year. In fact, our top three trade books averaged net sales units in excess of 500,000 units. Last year, our top trade book sold fewer than 400,000 net units. Net billings from our top ten titles were up 22% from the prior year. Net revenues from conferences increased $2.9 million, or 8.7%, primarily due to larger attendance at the events and hosting five new "Revolve" events for young women and teenage girls. We hosted 26 events in fiscal 2006, excluding the new "Revolve" events, compared to 28 events in fiscal 2005. These events include 1 national event in fiscal 2006 compared to 2 national events in fiscal 2005. A national event is a 3-day event compared to our normal 2-day event and, as such, carries a higher ticket price. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold increased $6.8 million, or 5.1% from fiscal 2005 and, as a percentage of net revenues, decreased to 55.7% from 56.4% in the prior year. The improvement in cost of goods sold as a percentage of net revenues is primarily attributable to improved cost of good sold for conferences as a percentage of sales. This improvement was due to several factors, such as improved attendance and higher royalty and affinity income. Publishing cost of sales as a percentage of revenue improved slightly due to several higher volume titles, mostly offset by a decline in recovered costs from royalty advances.

     Selling, general and administrative expenses, excluding depreciation and amortization, increased by $6.6 million, or 9.5% from fiscal 2005 and, as a percentage of net revenues, increased to 30.0% from 29.2%. The increase in dollars and percentage over the prior year is primarily attributable to $2.5 million of additional expenditures incurred in relation to pursuing strategic alternatives, primarily related to the proposed merger transaction.

     Depreciation and amortization increased slightly from the prior year due to building improvements and investments in computer hardware and software.

     Other Income consists primarily of interest income from cash equivalents and notes receivable (included in other assets and collected during fiscal year
2006).

     Interest expense for fiscal 2006 was $0.3 million compared to $0.6 million in the prior year, a decrease of $0.3 million due to lower debt levels.

     The provision for income taxes as a percentage of income from continuing operations before income taxes for fiscal 2006 was 37.2% compared to 37.1% in the prior year. We expect our annual marginal income tax rate to be 37.2% for future earnings.


Fiscal 2005 Compared to Fiscal 2004
-----------------------------------

     Net revenues in fiscal 2005 increased $15.2 million or 6.8% over fiscal 2004. Net revenues from publishing products increased $11.2 million or 5.8%, primarily due to a strong performance by our new imprints WestBow Press (fiction) and Nelson Impact (curriculum), which were first introduced in fiscal 2005, and fiscal 2005 being the first full year for our World Publishing acquisition. Net revenues from conferences increased $4 million, or 13.4%, primarily due to larger attendance at the events and higher product sales per attendee. We hosted 28 events in fiscal 2005 compared to 29 events in fiscal 2004. These events include 2 national events in fiscal 2005 compared to one national event in fiscal 2004. Price increases did not have a material effect on net revenues.

     The Company's cost of goods sold increased $4.5 million, or 3.5% from fiscal 2004 and, as a percentage of net revenues, decreased to 56.4% from 58.2% in the prior year. The improvement in cost of goods sold as a percentage of net revenues is primarily attributable to improved recovery on sales of excess publishing product inventories and improved recovery of royalty advances on publishing products. The improvement in publishing products was partially offset by a planned increase in cost of goods sold at conferences as a percentage of net revenues as an attempt to increase attendance and total profit at conference events.

     Selling, general and administrative expenses, excluding depreciation and amortization, increased by $5.8 million, or 9.1% from fiscal 2004 and, as a percentage of net revenues, increased to 29.2% from 28.6%. The increase in dollars and percentage over the prior year is primarily attributable to additional expenditures required for compliance with the Sarbanes-Oxley Act, planned increases in advertising, variable expenses that increased in relation to net revenues, and overhead investments in certain publishing areas for future growth, such as fiction, curriculum, World Publishing and direct to school sales programs.

     Depreciation and amortization increased slightly from the prior year due to building improvements and investments in computer hardware and software.

     Other Income consists primarily of interest income from cash equivalents and notes receivable (included in other assets). The loss in fiscal 2004 was attributable to an abandoned, unconsolidated start-up joint venture, partially offset by interest income.

     Interest expense for fiscal 2005 was $0.6 million compared to $0.9 million in the prior year, a decrease of $0.3 million due to lower debt levels.

     The provision for income taxes for fiscal 2005 was 37.1% compared to 37.5% in the prior year. The decline in the effective tax rate is primarily attributable to a permanent tax difference related to product donations to charitable organizations during the fourth quarter of fiscal 2005.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 2006, the Company had $25.8 million in cash and cash equivalents. The primary sources of liquidity to meet the Company's future obligations and working capital needs are cash generated from operations and borrowings available under bank credit facilities. At March 31, 2006, the Company had working capital of $98.0 million. Under its bank credit facilities, at March 31, 2006 and 2005, the Company had no borrowings outstanding, and $50 million available for borrowing.

     Net cash provided by operating activities was $13.4 million, $8.4 million, and $49.0 million fiscal 2006, 2005 and 2004, respectively. The cash generated by operations during fiscal 2006 was principally attributable to income from operations and reductions in inventories, partially offset by increases in receivables and royalty advances paid to key authors for future projects. The increase in receivables was due to increases in publishing revenues late in the final quarter of fiscal 2006. The cash provided by operations during fiscal 2005 was principally attributable to income from operations, partially offset by royalty advances paid to established authors for future projects. The cash generated by operations during fiscal 2004 was principally attributable to income from operations and an $18.7 million tax refund related to discontinued operations.

     During fiscal 2006, capital expenditures totaled approximately
$8.5 million. The capital expenditures were primarily for corporate office renovations, computer equipment, computer software and warehousing equipment. In fiscal 2007, the Company anticipates capital expenditures of approximately $3.8 million, consisting primarily of corporate office renovations, computer equipment, computer software and warehousing equipment.

     On April 25, 2006, the Company entered into an agreement with the United States Department of the Treasury - Internal Revenue Service ("IRS") regarding a proposed assessment of federal income tax and agreed to pay approximately
$7.9 million in tax, together with interest thereon as provided by law (accrued interest as of April 25, 2006 was estimated at approximately $1.5 million).
The assessment relates primarily to the Company's disposition of the business of its former subsidiary, C.R. Gibson for which the Company received a federal income tax refund of $18.7 million in April 2003 and reduced subsequent income tax payments by approximately $3.5 million related to tax losses recognized on the disposal of C.R. Gibson. The assessment, which previously had been reported as a non-current tax liability, has now been reclassified as a current tax liability. The agreement is subject to review by the Congressional Joint Committee on Taxation. If the agreement is finally approved, the amount reported by the Company in excess of the agreed assessment, which continues to be reported as a non-current tax liability, will be recorded as income from discontinued operations. No assurance can be given that the agreement will be finally approved.

     The Company's bank credit facility is a $50 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage, based on certain financial ratios. The Company has agreed to maintain certain financial ratios and tangible net worth, as well as to limit the payment of cash dividends. The Credit Facility matures on October 15, 2008. At March 31, 2006, the Company had no balance outstanding under the Credit Facility and $50 million available for borrowing. At March 31, 2006, the Company was in compliance with all covenants of the Credit Facility.

     Management believes cash generated by operations, cash in banks and borrowings available under the Credit Facility (or Credit Facilities and debt financings expected to be entered into in connection with the Merger) will be sufficient to fund anticipated working capital and capital expenditure requirements for existing operations in fiscal 2007. The Company' current cash commitments include operating lease obligations and commitments to purchase inventories and pay royalty advances in the ordinary course of business that require cash payments as vendors and authors fulfill their requirements to the Company in the form of delivering satisfactory product orders and manuscripts, respectively. The following table sets forth these commitments. The Company has no off-balance sheet commitments or transactions with any variable interest entities (VIE's). The Company also does not have any undisclosed material related party transactions or relationships with management, officers or directors.


                                     Payments Due by Fiscal Year
     Contractual        -----------------------------------------------------
     commitments                                          2011 and
     (in 000's)         2007     2008     2009    2010   thereafter   Total
--------------------- -------  -------  -------  ------- ----------  -------
Long-term debt        $    -   $    -   $    -   $   -     $    -    $    -
Inventory purchases    10,303    4,000    4,000     667         -     18,970
Operating leases          885    1,253    1,011     966      1,702     5,817
Royalty advances       11,042    2,698    1,517   1,152        510    16,919
                      -------  -------  -------  -------   -------   -------
Total obligations     $22,230  $ 7,951  $ 6,528  $2,785    $ 2,212   $41,706
                      =======  =======  =======  =======   =======   =======


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

     The following table indicates dividend activity for the fiscal year ended March 31, 2006. Dividends relate to both Common Stock and Class B Common Stock.


      Declaration        Dividend           Record          Payment
          Date           Per Share           Date             Date
      -----------        ---------     ----------------   ------------
       May 19, 2005        $0.05        July 5, 2005       July 19, 2005
       August 18, 2005     $0.05        October 7, 2005    October 21, 2005
       November 17, 2005   $0.05        January 6, 2006    January 20, 2006


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

     SFAS 123R is effective for all public companies no later than the first annual period beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company's adoption date. We plan to adopt this pronouncement beginning in the first quarter of fiscal 2007, using the modified-prospective transition method. Under this method, compensation cost will be recognized in the financial statements issued subsequent to the date of adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. As we previously adopted only the pro forma disclosures under SFAS 123, we will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of grant-date fair value and the same option pricing model used to determine the pro forma disclosures under SFAS 123 (see Note A of the Notes To Consolidated Financial Statements).


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

Revenue Recognition: The Company has four primary revenue sources: sales of publishing product, attendance fees and product sales from its conferences, royalty income from licensing copyrighted material to third parties and billed freight. Revenue from the sale of publishing product is recognized upon shipment to the customer or when title passes. In accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 104 regarding revenue recognition, we recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. An allowance for sales returns is recorded where return privileges exist. The returns allowance is determined by using a 12-month rolling average return rate, multiplied by gross sales occurring over the previous four-month period by market sales channel. Historical experience reflects that product is generally returned from and credited to customers' accounts within the first 120 days of the original sale. The full amount of the returns allowance, net of inventory and royalty costs (based on current gross margin rates) is shown as a reduction of accounts receivable in the accompanying consolidated financial statements. Returns of publishing products from customers are accepted in accordance with standard industry practice. Generally, products that are designated as out-of-print are not returnable 90 days after notice of out-of-print status is given to the customer. Also, certain high discount sales are not returnable. Revenue from conferences is recognized on the last day that the conference takes place.
Cash received in advance of conferences is included in the accompanying consolidated financial statements as deferred revenue. Royalty income from licensing the Company's publishing rights is recorded as revenue when earned under the terms of the applicable license, net of amounts due to authors. Billed freight consists of shipping charges billed to customers and is recorded as revenue upon shipment of product.

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

Royalty Advances/Pre-Production Costs: Royalty advances are typically paid to authors, as is standard in the publishing industry. These advances are either recorded as prepaid assets or other (non-current) assets in the accompanying consolidated financial statements, depending on the expected publication date (availability for shipment) of the product. Except for our established authors, author advances for trade books are generally amortized over five months, beginning when the product is first sold into the market. The Company's historical experience is that typically 75% to 80% of book product sales occur within the first five months after release into the market. Reference and video royalty advances are generally amortized over a twelve-month period, beginning with the first sale date of the product, as these products typically have a longer sales cycle than books. Royalty advances for significant new Bible products are amortized on a straight-line basis for a period not to exceed five years (as determined by management).

     When royalty advances are earned through product sales at a faster pace than the amortization period, the amortization expense is accelerated to match the royalty earnings. All abandoned projects and advances that management does not expect to fully recover are charged to operations when identified.

     For authors with multiple book/product contracts, the advance is amortized over a period that encompasses the publication of all products, generally not to exceed 24 months or the actual recovery period, whichever is shorter. Advances to our established authors are typically expensed as they are recovered through sales. These authors generally have multiple year and multiple book contracts, as well as a strong sales history of backlist titles (products published during preceding fiscal years) that can be used to recover advances over long periods of time.

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

     Goodwill and Intangible Assets: Goodwill is tested for impairment by the Company's reporting units: Publishing and Conferences. The fair value for the assets of the Publishing and Conferences reporting units are evaluated, using discounted expected cash flows and current market multiples. The Company's annual impairment testing in fiscal 2006 and 2005 indicated no goodwill impairment was evident.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

     The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The exposure relates primarily to the Credit Facility. However, there were no borrowings outstanding under the Credit Facility at March 31, 2006. Interest income on invested cash is not material.

     The Company invoices and collects all foreign sales and makes purchases from overseas in U.S. dollars. Accordingly, the Company's customers and vendors bear all material currency exchange risks.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

THOMAS NELSON, INC. AND SUBSIDIARIES
------------------------------------

INDEX
-----
                                                                       PAGE
                                                                       ----
CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Statements of Income for the Fiscal Years
       Ended March 31, 2006, March 31, 2005 and March 31, 2004......... 19

     Consolidated Balance Sheets for the Fiscal Years Ended
       March 31, 2006 and March 31, 2005 .............................. 20

     Consolidated Statements of Shareholder Equity and
       Comprehensive Income for the Fiscal Years Ended
       March 31, 2006, March 31, 2005 and March 31, 2004 .............. 21

     Consolidated Cash Flows for the Fiscal Years Ended
       March 31, 2006, March 31, 2005 and March 31, 2004 .............. 22

     Notes to Consolidated Financial Statements ....................... 23

FINANCIAL STATEMENT SCHEDULE FOR THE FISCAL YEARS ENDED
MARCH 31, 2006, MARCH 31, 2005 AND MARCH 31, 2004

     II - Valuation and Qualifying Accounts ........................... 38


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
     INTERNAL CONTROL OVER FINANCIAL REPORTING ........................ 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ...............	40


All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

                  THOMAS NELSON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share data)

                                                      Years Ended March 31,
                                                -------------------------------
                                                  2006        2005       2004
                                                --------    --------   --------
NET REVENUES                                    $253,057    $237,817   $222,619

COSTS AND EXPENSES:
   Cost of goods sold                            140,857     134,057    129,532
   Selling, general and administrative            76,040      69,465     63,660
   Depreciation and amortization                   3,064       2,587      2,287
                                                --------    --------   --------
     Total costs and expenses                    219,961     206,109    195,479
                                                --------    --------   --------

OPERATING INCOME                                  33,096      31,708     27,140

Other income (expense)                               825         354       (241)
Interest expense                                     252         644        882
                                                --------    --------   --------
Income from continuing operations
   before income taxes                            33,669      31,418     26,017

Provision for income taxes                        12,524      11,647      9,756
Minority interest                                      5           4        (34)
                                                --------    --------   --------
Income from continuing operations                 21,140      19,767     16,295

Discontinued operations:
  Gain (loss) on disposal, net of
   applicable tax benefit of $97,
   tax expense of $31, and tax
   benefit of $78, respectively                     (163)         50       (130)
                                                --------    --------   --------
Net income                                      $ 20,977    $ 19,817   $ 16,165
                                                ========    ========   ========
Weighted average number of shares outstanding:
     Basic                                        14,921      14,649     14,404
                                                ========    ========   ========
     Diluted                                      15,344      15,107     14,999
                                                ========    ========   ========
NET INCOME PER SHARE:
     Basic:
      Income from continuing operations         $   1.42    $   1.35   $   1.13
      Loss from discontinued operations            (0.01)       -         (0.01)
                                                --------    --------   --------
        Net income per share                    $   1.41    $   1.35   $   1.12
                                                ========    ========   ========
     Diluted:
      Income from continuing operations         $   1.38    $   1.31   $   1.09
      Loss from discontinued operations            (0.01)       -         (0.01)
                                                --------    --------   --------
        Net income per share                    $   1.37    $   1.31   $   1.08
                                                ========    ========   ========

See Notes to Consolidated Financial Statements

                                 19

                  THOMAS NELSON, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (in thousands)
                                                           March 31,
                                                     --------------------
                                                       2006        2005
                                                     --------    --------
ASSETS
 Current assets:
   Cash and cash equivalents                         $ 25,791    $ 23,999
   Accounts receivable, less allowances of
     $9,700 and $8,539, respectively                   69,622      61,342
   Inventories                                         34,944      36,678
   Prepaid expenses                                    24,922      18,037
   Deferred income tax benefits                         5,116       4,797
                                                     --------    --------
 Total current assets                                 160,395     144,853

 Property, plant and equipment, net                    19,999      14,618
 Other assets                                          12,122      12,181
 Deferred charges                                       2,094       1,353
 Intangible assets                                      2,398       1,085
 Goodwill                                              29,304      29,304
                                                     --------    --------
TOTAL ASSETS                                         $226,312    $203,394
                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                  $ 27,713    $ 25,739
   Accrued expenses                                    13,013      12,699
   Deferred revenue                                    10,336       9,784
   Dividends payable                                      -           740
   Income taxes currently payable                      11,300       3,160
   Current portion of long-term debt                      -         2,308
                                                     --------    --------
 Total current liabilities                             62,362      54,430

 Long-term taxes payable                               14,473      22,592
 Deferred tax liabilities                               1,024         911
 Other liabilities                                      2,084         827

 Minority interest                                         18          13

 Commitments and contingencies                            -           -

   Shareholders' equity:
   Preferred stock, $1.00 par value, authorized
     1,000,000 shares; none issued                        -           -
   Common Stock, $1.00 par value, authorized
     20,000,000 shares; issued and 14,066,327
     and 13,875,108 shares, respectively               14,066      13,875
   Class B Common Stock, $1.00 par value,
     authorized 5,000,000 shares; issued
     948,228 and 923,762 shares, respectively             948        924
   Additional paid-in capital                          51,760     48,978
   Retained earnings                                   79,577     60,844
                                                     --------   --------
 Total shareholders' equity                           146,351    124,621
                                                     --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $226,312   $203,394
                                                     ========   ========
See Notes to Consolidated Financial Statements

                                 20


                  THOMAS NELSON, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       AND COMPREHENSIVE INCOME
                 (in thousands, except per share data)

                                       Class B  Additional
                              Common   Common    Paid-In   Retained
                              Stock    Stock     Capital   Earnings   Total
                            --------  --------  ---------  --------  --------
Balance at April 1, 2003    $13,350    $1,025    $44,064   $29,385  $ 87,824
Net and comprehensive
   income                       -         -          -      16,165    16,165
Class B Stock converted
   to common                     62       (62)       -         -         -
Common Stock issued:
 Option plans --
   90,823 common shares          91       -          633       -         724
Dividends declared --
   $0.12 per share              -         -          -       (1,731)   (1,731)
                            --------  --------  ---------  --------  --------
Balance at March 31, 2004     13,503       963     44,697    43,819   102,982
                            ========  ========  =========  ========  ========
Net and comprehensive income     -         -          -      19,817    19,817
Class B Stock converted to
   common                         39       (39)       -         -         -
Common Stock issued:
 Option plans --
   332,821 common shares         333       -        2,792       -       3,125
Tax benefit from stock
   options exercised             -         -        1,489       -       1,489
 Dividends declared --
   $0.19 per share               -         -          -      (2,792)   (2,792)
                            --------  --------  ---------  --------  --------
Balance at March 31, 2005     13,875       924     48,978    60,844   124,621
                            ========  ========  =========  ========  ========
Net and comprehensive income     -         -          -      20,977    20,977
Class B Stock converted to
   common                         21       (21)       -         -         -
Common Stock issued:
 Option plans --
   215,985 common shares         170        45      2,225       -       2,440
Tax benefit from stock
   options exercised             -         -          557       -         557
Dividends declared --
  $0.15 per share                -         -          -      (2,244)   (2,244)
                            --------  --------  ---------  --------  --------
Balance at March 31, 2006    $14,066    $  948    $51,760   $79,577  $146,351
                            ========  ========  =========  ========  ========
See Notes to Consolidated Financial Statements

                                21

                  THOMAS NELSON, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                                               Years ended March 31,
                                         ------------------------------------
                                            2006         2005         2004
                                         ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Income from continuing operations         $21,140      $19,767      $16,295
 Adjustments to reconcile income to
  net cash provided by continuing
  operations:
   Depreciation and amortization             3,064        2,587        2,287
   Amortization of deferred charges            116          170          210
   Deferred income taxes                      (206)          16          462
   Loss on sale of fixed assets
    and assets held for sale                    51           16          110
   Minority interest                             5            4          (34)
Changes in assets and liabilities,
  net of acquisitions and disposals:
   Accounts receivable, net                 (8,174)      (5,067)        (135)
   Inventories                               1,824       (6,337)       7,447
   Prepaid expenses                         (6,885)      (4,019)        (463)
   Accounts payable and accrued expenses     2,303        5,521       (1,122)
   Deferred revenue                            552       (1,974)         265
   Income taxes currently payable             (569)         741           40
   Change in other assets and liabilities     (809)      (5,793)       2,390
   Tax benefit from stock options
    exercised                                  557        1,489          -
                                         ----------   ----------   ----------
 Net cash provided by continuing
   operations                               12,969        7,121       27,752
                                         ----------   ----------   ----------
  Discontinued operations:
   Loss on disposal                           (163)          50         (130)
   Federal income tax payable                  590        1,302       21,290
   Changes in discontinued net assets          (15)        (114)          77
                                         ----------   ----------   ----------
 Net cash provided by discontinued
   operations                                  412        1,238       21,237
                                         ----------   ----------   ----------
 Net cash provided by operating
   activities                               13,381        8,359       48,989
                                         ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                       (8,493)      (4,153)      (3,666)
 Proceeds fromcollection on
   Notes Receivable                          1,974          -            -
 Net proceeds from sales of property,
   plant and equipment and assets held
   for sale                                     13            3        1,734
 Purchase of net assets of acquired
   companies - net of cash received           (739)         -         (4,559)
 Acquisition of publishing rights           (1,000)        (350)        (375)
                                         ----------   ----------   ----------
Net cash used in investing activities       (8,245)      (4,500)      (6,866)
                                         ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Payments under revolving credit facility     -             -        (17,000)
 Payments on long-term debt                 (2,308)      (3,022)      (3,622)
 Dividends paid                             (2,984)      (2,631)      (1,152)
 Proceeds from issuance of Common Stock      2,440        3,125          724
 Other                                        (492)        (112)        -
                                         ----------   ----------   ----------
 Net cash used in financing activities      (3,344)      (2,640)     (21,050)
                                         ----------   ----------   ----------
 Net increase cash and cash equivalents      1,792        1,219       21,073
 Cash and cash equivalents at
   beginning of year                        23,999       22,780        1,707
                                         ----------   ----------   ----------
 Cash and cash equivalents at
   end of year                             $25,791      $23,999      $22,780
                                         ==========   ==========   ==========

Supplemental disclosures of noncash
   investing and financing activities:
 Dividends accrued and unpaid              $   -        $   740      $  579

See Notes to Consolidated Financial Statements

                                22

                Thomas Nelson, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements


NOTE A - DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS: Thomas Nelson, Inc. (a Tennessee corporation) and subsidiaries (the "Company"), is a publisher, producer and distributor of Bibles, books, audios, videos and CD-ROM products emphasizing Christian, inspirational and family values themes; the Company also hosts inspirational conferences. The principal markets for the Company's products are Christian bookstores, general bookstores, mass merchandisers and direct marketing to consumers.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements consist of the accounts of the Company, including its subsidiaries, Worthy, Incorporated and Live Event Management, Inc. ("LEM"), formerly New Life Treatment Centers, Inc. All intercompany transactions and balances have been eliminated in consolidation. LEM has minority shareholders that own approximately 0.1% of the outstanding equity shares of LEM at March 31, 2006. Minority interest is presented as an element of net income (loss) on the consolidated statements of income and as a separate caption between liabilities and shareholders' equity on the consolidated balance sheets. At the time of acquisition, LEM had a net deficit in shareholders' equity.

MERGER AGREEMENT: On February 20, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Faith Media Holdings, LLC ("FM Holdings") and FM Holdings' wholly owned subsidiary, FM Mergerco, Inc. ("Mergerco"). FM Holdings is an affiliate of InterMedia Partners, L.P. (collectively, "Faith Media").

Under the terms of the Merger Agreement, Mergerco will merge with and into the Company, with the Company continuing as the surviving corporation ("the "Merger"). In the Merger, all of the shares of the Company's common stock and Class B common stock issued and outstanding immediately prior to the consummation of the Merger will be converted into and exchanged for the right to receive $29.85 in cash, without interest. (See Note U - Subsequent Events.)

OPERATING SEGMENTS: The Company is organized and managed based upon its products and services. The Company has identified two reportable business segments: publishing and conferences. The publishing segment primarily creates and markets Bibles, inspirational books and videos. The conference segment hosts inspirational conferences across North America.

REVENUE RECOGNITION: The Company has four primary revenue sources: sales of publishing product, attendance fees and product sales from its conferences, royalty income from licensing copyrighted material to third parties, and billed freight. Revenue from the sale of publishing product is recognized upon shipment to the customer or when title passes. In accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 104 regarding revenue recognition, we recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. An allowance for sales returns is recorded where return privileges exist. The returns allowance is determined by using a 12-month rolling average return rate, multiplied by gross sales occurring over the previous four-month period by market sales channel. Historical experience reflects that product is generally returned from and credited to customers' accounts within the first 120 days of the original sale. The full amount of the returns allowance, net of inventory and royalty costs (based on current gross margin rates), is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets. Returns of publishing products from customers are accepted in accordance with standard industry practice. Generally, products that are designated as out-of-print are not returnable 90 days after notice of out-of-print status is given to the customer. Also, certain high discount sales and sales to certain market channels are not returnable. Revenue from conferences is recognized on the last day that the conference takes place. Cash received in advance of conferences is included in the accompanying consolidated balance sheets as deferred revenue. Royalty income from licensing the Company's publishing rights is recorded as revenue when earned under the terms of the applicable license, net of amounts due to authors. Billed freight consists of shipping charges billed to customers and is recorded as revenue upon shipment of product.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company records an allowance for doubtful accounts as a reduction to accounts receivable in the accompanying consolidated balance sheets. The valuation allowance has a component related to accounts with known collection risks and a component which is calculated using a 5-year rolling bad debt history applied as a percentage of the accounts receivable balance, less the specific component of the allowance. Our credit department identifies specific allowances for each customer who is deemed to be a collection risk or may have filed for bankruptcy protection or may have disputed amounts with the Company.

INVENTORIES: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method. The FIFO method of accounting for inventory was selected to value our inventory at the lower of market or current cost because the Company continuously introduces new products, eliminates existing products and redesigns products. Therefore, inflation does not have a material effect on the valuation of inventory. Costs of producing publishing products are included in inventory and charged to operations when product is sold or otherwise disposed. These costs include paper, printing, binding, outside editorial and design, typesetting, artwork, international freight and duty costs, when applicable. The Company policy is to expense all internal editorial, production, warehousing and domestic freight-in costs as incurred, except for certain indexing, stickering, typesetting and assembly costs, which are capitalized into inventory. Costs of abandoned publishing projects are charged to operations when identified. The Company also maintains an allowance for excess and obsolete inventory as a reduction to inventory in the accompanying consolidated balance sheets. This allowance is based on historical liquidation recovery rates applied to inventory quantities identified in excess of a twenty-four month supply on hand for each category of product.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are provided for, principally on the straight-line method over the estimated useful lives of the individual assets: 30 years for buildings and 3 to 10 years for furniture, fixtures and equipment.

GOODWILL:  Goodwill is tested for impairment by the Company's reporting units:
Publishing and Conferences. The fair value for the assets of the Publishing and Conferences reporting units are evaluated using discounted expected cash flows and current market multiples. The Company's annual impairment testing in fiscal 2006 and 2005 indicated no goodwill impairment was evident.

IMPAIRMENT OF LONG-LIVED ASSETS: Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

PREPAID EXPENSES: Prepaid expenses consist primarily of royalty advances. Royalty advances are typically paid to authors, as is standard in the publishing industry. These advances are either recorded as prepaid assets or other (non-current) assets in the accompanying consolidated balance sheets, depending on the expected publication date (availability for shipment) of the product. Except for our established authors, author advances for trade books are generally amortized over five months, beginning when the product is first sold into the market. The Company's historical experience is that typically 75% to 80% of book product sales occur within the first five months after release into the market. Reference and video royalty advances are generally amortized over a twelve-month period, beginning with the first sale date of the product, as these products typically have a longer sales cycle than books. Royalty advances for significant new Bible products are amortized on a straight-line basis for a period not to exceed five years (as determined by management).

When royalty advances are earned through product sales at a faster pace than the amortization period, the amortization expense is accelerated to match the royalty earnings. All abandoned projects and advances that management does not expect to fully recover are charged to operations when identified.

For authors with multiple book and product contracts, the advance is amortized over a period that encompasses the publication of all products, generally not to exceed 24 months or the actual recovery period, whichever is shorter. Advances to our established authors are typically expensed as they are recovered through sales. These authors generally have multiple year and multiple book contracts, as well as a strong sales history of backlist titles (products published during preceding fiscal years) that can be used to recover advances over long periods of time.

Certain costs related to the Women of Faith conferences are paid in advance. Charges such as deposits for venues, postage and printing costs for mailings, etc., are often incurred in advance and are classified as prepaid expenses until the conferences take place, at which time they are recognized as costs of goods sold in the consolidated statements of income.

DEFERRED CHARGES: Deferred charges consist primarily of loan issuance costs that are being amortized over the average life of the related debt, which approximates the effective interest method, and publication costs that are expected to be of benefit to future periods. Many Bible, reference and video products require significant development costs prior to the actual printing or production of the saleable product. These products also typically have a longer life cycle. All video pre-production costs are amortized over 12 months on a straight-line basis. Pre-production costs for significant Bible and reference products are recorded as deferred charges in the accompanying consolidated balance sheets and are amortized on a straight-line basis for a period not to exceed five years (as determined by management).

OTHER ASSETS: Other assets include prepaid royalty costs for works and projects that are not expected to be released within the next fiscal year.

STOCK-BASED COMPENSATION: The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.
SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements, using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                2006       2005       2004
                                              --------   --------   --------
Net income (in thousands):
   As reported                                 $20,977    $19,817    $16,165
                                              ========   ========   ========
   Less: additional stock-based employee
   compensation expense determined under
   fair-value-based method for all awards,
   net of related tax effects                      729      1,760      1,781
                                              --------   --------   --------
              Pro forma net income             $20,248    $18,057    $14,384
                                              ========   ========   ========

Net income (loss) per share:
   Basic   -- As reported                      $  1.41    $  1.35    $  1.12
                                              ========   ========   ========
              Pro forma                        $  1.36    $  1.23    $  1.00
                                              ========   ========   ========
   Diluted -- As reported                      $  1.37    $  1.31    $  1.08
                                              ========   ========   ========
              Pro forma                        $  1.32    $  1.20    $  0.96
                                              ========   ========   ========

     The fair value of each option on its date of grant has been estimated for pro forma purposes, using the Black-Scholes option pricing model, using the following weighted average assumptions:

                                                2006       2005       2004
                                              --------   --------   --------
     Expected future dividend payment          $ 0.20     $ 0.20     $  0.16
     Expected stock price volatility             43.1%      51.4%      45.2%
     Risk free interest rate                      4.2%       4.5%       3.3%
     Expected life of options                  9 years    9 years    9 years
     Average fair value                        $11.19     $12.61     $ 6.18


      At March 31, 2006, there were no other securities outstanding that could potentially dilute basic earnings per share in the future.

INCOME TAXES: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

COMPREHENSIVE INCOME: Comprehensive income generally includes all changes to equity during a period, excluding those resulting from investments by stockholders and distributions to stockholders. Comprehensive income was the same as net income for the periods presented.

STATEMENT OF CASH FLOWS: For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less as cash equivalents.

COMPUTATION OF NET INCOME PER SHARE: Basic net income per share is computed by dividing net income by the weighted average number of Common and Class B Common shares outstanding during the year. Diluted earnings per share reflects the dilutive effect of stock options outstanding during the period. The following table presents the calculations of earnings per share (in thousands, except per share data):

                                          March 31,    March 31,    March 31,
                                            2006         2005         2004
                                         -----------  -----------  -----------
BASIC EARNINGS PER SHARE:
------------------------
  Weighted average shares outstanding       14,921       14,649        14,404
                                         ===========  ===========  ===========
  Income from continuing operations        $21,140      $19,767       $16,295
  Loss from discontinued operations           (163)          50          (130)
                                         -----------  -----------  -----------
  Net income                               $20,977      $19,817       $16,165
                                         ===========  ===========  ===========

  Income per share from continuing
    operations                             $  1.42      $  1.35       $  1.13
  Loss per share from discontinued
    operations                               (0.01)         -           (0.01)
                                         -----------  -----------  -----------
  Net income per share                     $  1.41      $  1.35       $  1.12
                                         ===========  ===========  ===========

DILUTED EARNINGS PER SHARE:
--------------------------
    Basic weighted average shares
      outstanding                           14,921       14,649        14,404
    Dilutive stock options - based on
      treasury stock method using the
      average market price                     423          458           595
                                         -----------  -----------  -----------
  Total shares                              15,344       15,107        14,999
                                         ===========  ===========  ===========

  Income from continuing operations        $21,140      $19,767       $16,295
  Loss from discontinued operations           (163)          50          (130)
                                         -----------  -----------  -----------
  Net income
                                           $20,977      $19,817       $16,165
                                         ===========  ===========  ===========

  Income per share from continuing
    operations                             $  1.38      $  1.31       $  1.09
  Loss per share from discontinued
    operations                               (0.01)         -           (0.01)
                                         -----------  -----------  -----------
  Net income per share                     $  1.37      $  1.31       $  1.08
                                         ===========  ===========  ===========



ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTING PRONOUNCEMENTS: In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces
SFAS No. 123, supersedes APB No. 25 and related interpretations and amends
SFAS No. 95, "Statement of Cash Flows." The provisions of SFAS 123R are similar to those of SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

SFAS 123R is effective for all public companies no later than the first annual period beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company's adoption date. We plan to adopt this pronouncement beginning in the first quarter of fiscal 2007 using the modified-prospective transition method. Under this method, compensation cost will be recognized in the financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. As we previously adopted only the pro forma disclosures under SFAS 123, we will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of grant-date fair value and the same option pricing model used to determine the pro forma disclosures under SFAS 123 (see "Stock-based Compensation" above).

RECLASSIFICATIONS: Certain reclassifications of prior period amounts have been made to conform to the current year's presentation.


NOTE B - ACQUISITIONS

     On September 19, 2003, the Company purchased substantially all of the assets of World Bible Publishers ("World") from RiversideWorld, Inc. for approximately $5.3 million. As of December 31, 2003, the Company had paid cash in the amount of $4.6 million and issued credit against accounts receivable from RiversideWorld in the amount of $0.7 million. World primarily publishes Bibles and Christian books. The purchase price has been allocated to the net assets acquired, based on their estimated fair values (inventory of $4.2 million and development cost for publication of Bibles of $1.1 million, which will be amortized over a five-year period). This acquisition was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to this acquisition prior to the closing date. This acquisition did not have a material impact on the consolidated financial statements.


NOTE C - DISCONTINUED OPERATIONS

     On November 7, 2001, effective October 31, 2001, the Company completed the sale of the Company's gift business, including substantially all of the assets and certain liabilities of the Company's wholly-owned subsidiary, The C.R. Gibson Company ("Gibson"). Gibson is a designer, marketer and distributor of stationery and memory albums (the Company' former gift product segment). The purchase was consummated at a purchase price of $30.5 million, subject to certain purchase price adjustments. During the third quarter of fiscal 2003, the Company settled claims and working capital adjustments related to the sale of the gift assets for total additional consideration of $2.5 million. The Company utilized net proceeds from the sale to pay down existing debt. The accompanying consolidated financial statements reflect the gift business segment as discontinued operations for all periods presented. During fiscal 2006, the Company recorded loss on disposal of $260,000 to record legal expenses related to the C.R. Gibson worthless stock tax deduction and related tax filing. During fiscal 2005, the Company recorded income on disposal of $81,000 to record final settlement of certain reserved items, partially offset by legal expenses.
During fiscal 2004, the Company recorded a loss on disposal of $249,000 to record additional allowances for the disposal of Gibson, primarily the write-down of assets held for sale to its estimated fair value, less costs to sell.

     During December 2000, the Company determined it would dispose of its Ceres Candles operation, a former division of its gift segment. Ceres manufactured and marketed candles, primarily under private labels for the specialty and department store markets, and was headquartered in Hayward, California. This sale was completed in August 2001 for approximately $1.5 million. During fiscal 2004, the Company recorded income on disposal of $41,000 related to a change in estimate for certain unutilized allowances for the disposal of Ceres.

     Effective April 1, 2001, Remuda Ranch was reclassified as a discontinued operation. Remuda Ranch Center for Anorexia and Bulimia, Inc. ("Remuda Ranch") operates therapeutic centers in Arizona for women with eating disorders. For periods prior to April 1, 2001, Remuda Ranch net assets are reflected as assets held for sale in accordance with Emerging Issues Task Force Issue No. 87-11, "Allocation of Purchase Price to Assets to Be Sold." Remuda Ranch was part of the LEM acquisition during fiscal 2000 and was considered as assets held for sale from the acquisition date through March 31, 2001. The Company closed the sale of the Remuda Ranch net assets in July 2001 for approximately $7.2 million in cash and a $2 million note receivable. The Company collected the $2 million note receivable during fiscal 2006, which was included in other assets.

NOTE D - INVENTORIES

     Inventories consisted of the following at March 31 (in thousands):

                                                         2006        2005
                                                       --------    --------
     Finished goods                                    $31,020     $33,540
     Work in process and raw materials                   3,924       3,138
                                                      --------    --------
                                                       $34,944     $36,678
                                                      ========    ========


NOTE E - PREPAID EXPENSES

     Prepaid expenses consisted of the following at March 31 (in thousands):

                                                         2006        2005
                                                       --------    --------
     Royalties                                         $19,006     $13,327
     Prepaid conference expenses                         2,928       2,490
     Prepaid production costs                            1,429         968
     Other                                               1,559       1,252
                                                       --------    --------
                                                       $24,922     $18,037
                                                       ========    ========


NOTE F - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at March 31 (in thousands):

                                                         2006        2005
                                                       --------    --------
     Land                                              $   291     $   291
     Buildings                                          14,469      12,616
     Machinery and equipment                            16,929      11,958
     Furniture and fixtures                              4,280       4,109
     Leasehold Improvements                              1,060       1,042
     Construction in progress                              257       1,981
                                                       --------    --------
                                                        37,286      31,997
     Less accumulated depreciation and amortization   ( 17,287)   ( 17,379)
                                                       --------    --------
                                                       $19,999     $14,618
                                                       ========    ========

     Depreciation expense was $3.0 million, $2.5 million and $2.3 million for fiscal years 2006, 2005 and 2004, respectively.


NOTE G - DEFERRED CHARGES

     Deferred charges consisted of the following at March 31 (in thousands):

                                                         2006        2005
                                                       --------    --------
     Deferred publication costs                         $2,006      $1,149
     Deferred finiancing charges                            88         204
                                                       --------    --------
                                                        $2,094      $1,353
                                                       ========    ========

     Amortization for deferred charges was $0.1 million, $0.2 million and $0.2 million for fiscal 2006, 2005 and 2004, respectively.


NOTE H - OTHER ASSETS

     Other assets consisted of the following at March 31 (in thousands):

                                                         2006        2005
                                                       --------    --------
     Prepaid royalties                                 $ 9,039      $ 7,715
     Notes receivable                                      -          2,000
     Cash surrender value of life insurance policies     2,873        2,324
     Other                                                 210          142
                                                       --------    ---------
                                                       $12,122      $12,181
                                                       ========    =========

NOTE I - GOODWILL AND INTANGIBLE ASSETS

                                         Weighted
                              Gross      Average                       Net
                            Carrying   Amortization  Accumulated     Carrying
                             Amount      Period      Amortization     Amount
                            --------   ------------  ------------   ---------
Goodwill                                                             $29,304
                                                                    =========
Intangible assets
-----------------
 Amortizable:
  Publishing rights and
   copyrights                $3,577         5           $2,929           648

 Non-amortizable:
  Publishing rights           1,750        n/a            -            1,750
                            --------                 ------------   ---------
Total intangible assets      $5,327                     $2,929       $ 2,398
                            ========                 ============   =========

     Amortization expense for intangible assets was $24,000, $93,000 and $88,000 for fiscal years 2006, 2005 and 2004, respectively. Estimated amortization expense for the next five years is $100,000 in each of fiscal years 2007, 2008, 2009, 2010 and 2011.


NOTE J - ACCRUED EXPENSES

      Accrued expenses consisted of the following at March 31 (in thousands):

                                                   2006       2005
                                                 --------   --------
      Accrued royalties                           $ 5,696   $ 5,288
      Accrued compensation                          5,933     6,078
      Accrued group insurance                          16        23
      Accrued interest                                 -         39
      Accrued sales and property tax                  123       106
      Net liability of discontinued operations         59        44
      Accrued conference expenses                     197       194
      Unclaimed property liabilities                  246       177
      Accrued legal and audit                          95       229
      Contractual commitments                          56       116
      Other                                           592       405
                                                 --------   --------
                                                  $13,013   $12,699
                                                 ========   ========

    Cash payments for interest were $0.4 million in 2006, $0.7 million in 2005, and $1.1 million in 2004.


NOTE K - LONG-TERM DEBT

     The Company's bank credit facility is a $50 million Senior Unsecured Revolving Credit Facility (the "Credit Facility"). The Credit Facility bears interest at either the lenders' base rate or, at the Company's option, the LIBOR plus a percentage based on certain financial ratios. The average interest rate for the revolving credit facility was approximately 3.9% at March 31, 2006. The Company has agreed to maintain certain financial ratios and tangible net worth, as well as to limit the payment of cash dividends under the Credit Facility. The Credit Facility matures on October 15, 2008. At March 31, 2006, the Company had no outstanding balance under the Credit Facility and $50 million available for borrowing. At March 31, 2006, the Company was in compliance with all covenants of the Credit Facility.

NOTE L - LEASES

     Total rental expense for operating leases associated with continuing operations, including short-term leases of less than a year, amounted to approximately $2.0 million in 2006, $1.9 million in 2005 and $2.0 million in 2004. Generally, the leases provide that, among other things, the Company shall pay for utilities, insurance, maintenance and property taxes in excess of base year amounts.

     Minimum rental commitments under non-cancelable operating leases for the years ending March 31 are as follows (in thousands):

                     2007                          $  885
                     2008                           1,253
                     2009                           1,011
                     2010                             966
                     2011 and thereafter            1,702
                                                   -------
                     Total minimum lease payments  $5,817
                                                   ======

NOTE M - STOCK PLANS

     STOCK-BASED COMPENSATION PLANS: The Company's Compensation Committee administers the Company's stock-based compensation plans. The Company accounts for options issued to employees and directors under APB Opinion No. 25 and related interpretations. All options are granted with exercise prices equal to or greater than market value of the Company's Common Stock on the date of grant. As a result, no compensation cost has been recognized.

     The Company's 1992 Amended and Restated Employee Stock Incentive Plan
(the "Stock Incentive Plan") has expired, except for the outstanding options remaining. The Stock Incentive Plan, as amended, authorized grants of options to purchase up to 2,140,000 shares of authorized but unissued common or Class B Common Stock. Stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and other stock-based awards have been granted to employees under this plan. In addition, 140,000 shares of Common Stock were authorized for issuance under this plan for annual stock option grants to each of the Company's outside directors for the purchase of 2,000 shares of Common Stock. Stock options have been granted under this plan as indicated in the table below. The options in the Stock Incentive Plan typically vest at a rate of 33 1/3% on the first through third anniversaries of the date of grant, subject to certain performance goals, and vest in full if the executive is employed on the third anniversary of the date of grant, regardless of whether such goals are met.

                         Remaining  Outstanding Options    Weighted   Weighted
                          Shares    -------------------     Average   Average
                         Reserved    Common    Class B   Exercise and  Fair
1992 PLAN                For Grant   Stock      Stock    Grant Price   Value
-------------------------------------------------------------------------------
April 1, 2003             654,491  1,383,834*    -         $10.09
                         ==============================
Options canceled           75,534    (75,534)    -          10.69
Options exercised            -       (91,823)**  -           8.20
Options granted          (340,000)   340,000     -          11.98      $6.74
Termination of Plan      (390,025)      -        -            -
                         ==============================
March 31, 2004               -     1,556,477     -           8.87
                         ==============================
Options canceled             -       (58,170)    -          12.98
Options exercised            -      (332,821)    -           9.39
Options granted              -          -        -            -          -
                         ------------------------------
March 31, 2005               -     1,165,486     -          10.78
                         ==============================
Options canceled             -        (3,001)    -          17.22
Options exercised            -      (211,985)    -          11.20
Options granted              -          -        -            -
                         ------------------------------
March 31, 2006               -       950,500     -         $10.67        -
                         =====================================================

 *Includes 231,684 options exercisable as either Common or Class B Common Stock. **1,000 shares returned to Company at market price in lieu of cash to exercise certain options.

     The 2003 Stock Incentive Plan ("the Plan") has 1,000,000 authorized shares of stock. Any number of shares of Common Stock or Class B Common Stock may be awarded under the Plan so long as the total number of shares of stock awarded does not exceed 1,000,000 shares, but no more than 200,000 shares may be issued as Restricted Stock and no more than 500,000 shares may be issued upon exercise of options qualified under Section 422 of the Internal Revenue Code (Incentive Stock Options).

                         Remaining  Outstanding Options    Weighted   Weighted
                          Shares    -------------------     Average   Average
                         Reserved    Common    Class B   Exercise and  Fair
2003 PLAN                For Grant   Stock      Stock    Grant Price   Value
-------------------------------------------------------------------------------
Plan implemented         1,000,000       -         -           -
Options granted           (300,000)      -      300,000     $12.33      $5.55
                         ------------------------------
March 31, 2004             700,000       -      300,000      12.33
                         ------------------------------
Options canceled              -          -         -           -
Options exercised             -          -         -           -
Options granted           (161,000)   161,000      -         19.55     $12.61
                         ------------------------------
March 31, 2005             539,000    161,000   300,000      14.85
                         ------------------------------
Options canceled              -        (2,000)     -         18.38
Options exercised             -        (4,000)     -         18.10
Options granted            (20,000)    20,000      -         19.40     $11.19
                         ------------------------------
March 31, 2006             519,000    175,000   300,000      15.00
                         ------------------------------
Total of All Plans         519,000  1,125,500   300,000     $12.11
                         =====================================================

      As of March 31, 2006, there were exercisable options outstanding to purchase 896,001 shares of Common Stock and 199,998 shares of Class B Common Stock with a weighted average exercise price of $12.11; and the range of exercise prices and weighted average remaining contractual life of outstanding options was $7.00 to $18.38 and 5.2 years, respectively.

      As of March 31, 2005, there were exercisable options outstanding to purchase 817,823 shares of Common Stock and 100,000 shares of Class B Common Stock with a weighted average exercise price of $12.11.

     1997 DEFERRED COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS: The Company adopted the 1997 Deferred Compensation Plan for Non-Employee Directors (the "Deferred Compensation Plan"), which is administered by the Compensation Committee. The Deferred Compensation Plan is a non-qualified plan that allows eligible non-employee members of the Company's Board of Directors to elect to defer receipt of all or any portion of annual base fees payable to them for services rendered to the Company as Directors. The participating Directors are awarded performance units of the Company's Common Stock at fair market value on the deferral dates and dividend payment dates. Distributions at age 65 or 70 are paid in cash, based on the value of the performance units at the time of distribution, payable in a lump sum or in installments. Compensation expense is recognized on deferral dates and dividend payment dates, based on changes in the quoted price of the Company's Common Stock. During fiscal years 2006, 2005 and 2004, compensation expense in relation to the Deferred Compensation Plan was recorded in the amounts of approximately $44,000, ($120,000) and $485,000, respectively.


NOTE N - RETIREMENT PLANS

     The Company administers the Thomas Nelson, Inc. Savings and Investment Plan ("Company Plan"), which includes employer discretionary ESOP contributions to a stock bonus feature and a 401(k) salary deferral feature. The Company Plan allows all eligible employees to elect deferral contributions of between 1% and 15% of their eligible compensation. The Company will match 100% of each participant's salary deferral contributions up to 3% of eligible compensation and 50% of the next 2% of eligible compensation. The Company Plan qualifies as a "safe harbor" 401(k) plan under applicable Internal Revenue Code Sections. The Company's contribution expense under this plan, including matching contributions and discretionary ESOP contributions, totaled
$1.2 million, $1.0 million and $1.0 million for each of the fiscal years ended 2006, 2005 and 2004, respectively.

     LEM has adopted a profit sharing plan, which is qualified under section 401 of the Internal Revenue Code. Eligible employees over 21 years of age may participate in the plan after one year of credited service with LEM. LEM's contribution to the plan for any year is discretionary. During fiscal 2006, 2005 and 2004, LEM matched 20% of all employee contributions, up to 15% of eligible compensation. The Company's matching contributions under this plan totaled $9,000, $26,000 and $16,000 during fiscal 2006, 2005 and 2004, respectively.


NOTE O - COMMON STOCK

     Declaration of dividends is within the discretion of the Board of Directors of the Company. The Board considers the payment of dividends on a quarterly basis, taking into account the Company's earnings and capital requirements, as well as financial and other conditions existing at the time. Certain covenants of the Company's Credit Facility limit the amount of cash dividends payable based on the Company's cumulative consolidated net income.

     The following table indicates dividend activity for the fiscal year ended March 31, 2006. Dividends relate to both Common Stock and Class B Common Stock.


      Declaration        Dividend           Record          Payment
          Date           Per Share           Date             Date
      -----------        ---------     ----------------   ------------
       May 19, 2005        $0.05        July 5, 2005       July 19, 2005
       August 18, 2005     $0.05        October 7, 2005    October 21, 2005
       November 17, 2005   $0.05        January 6, 2006    January 20, 2006


     Class B Common Stock carries ten votes per share, compared to one vote per share for Common Stock, and is convertible to Common Stock on a one-to-one ratio at the election of the holder. The Class B and Common Stock are identical in all other material respects.


NOTE P - INCOME TAXES

The income tax provision (benefit) is comprised of the following for the fiscal years ended March 31, (in thousands):

                                                      2006     2005     2004
                                                    -------  -------  -------
      Current:
         U.S. federal                               $11,300  $10,300  $ 8,300
         State                                        1,333    1,362      916
                                                    -------  -------  -------
            Total current                            12,633   11,662    9,216
      Deferred                                         (206)      16      462
                                                    -------  -------  -------
            Total tax provision                     $12,427  $11,678  $ 9,678
                                                    =======  =======  =======
      Provision for income taxes from
              continuing operations                 $12,524  $11,647  $ 9,756
      Expense (benefit) for income taxes from
              discontinued operations                   (97)      31      (78)
                                                    -------  -------  -------
           Total tax provision                      $12,427  $11,678  $ 9,678
                                                    =======  =======  =======

     Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized. The Company believes that, based on its history of profitable operations, the net deferred tax asset will be realized on future tax returns, primarily from the generation of future taxable income. The Company maintains a valuation allowance for certain deferred tax assets, which consists primarily of cumulative state tax losses in recent years. The net deferred taxes are comprised of the following at March 31 (in thousands):


                                                                2006    2005
                                                              ------- -------
       Net current deferred tax assets:
      Inventory obsolescence allowances                          941     927
      Bad debt and returns allowances                          2,948   2,589
      Inventory-uniform capitalization tax adjustment            989     988
      Advances and prepaid expenses                               -      134
      Accrued liabilities/other                                  238     159
      State net operating loss carryforwards                     269     260
      Valuation allowance                                       (269)   (260)
                                                              ------- -------
                                                               5,116   4,797
      Net non-current deferred tax liabilities:
      Accelerated depreciation and amortization               (1,265) (1,284)
      Note receivable bad debt reserve                            -      147
      Accrued liability                                          241     226
                                                              ------- -------
                                                              (1,024)   (911)
                                                              ------- -------
      Net deferred taxes                                      $4,092  $3,886
                                                              ======= =======

     Reconciliation of income taxes from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective tax rate is as follows for the fiscal years ended March 31:


                                                        2006     2005    2004
                                                       ------- ------- -------
       U.S. federal statutory tax rate provision        35.0%   35.0%   35.0%
       State taxes on income, net of federal tax effect  2.7%    2.7%    2.5%
       Permanent difference for product donations         -     (0.6%)    -
       Other                                            (0.5%)    -       -
                                                       ------- ------- -------
       Effective tax rate                               37.2%   37.1%   37.5%
                                                       ======= ======= =======

     Net cash payments (received) for income taxes were $12.6 million, $8.7 million and $(11.7) million in 2006, 2005 and 2004, respectively.

     On April 25, 2006, the Company entered into an agreement with the United States Department of the Treasury - Internal Revenue Service ("IRS") regarding a proposed assessment of federal income tax and agreed to pay approximately
$7.9 million in tax, together with interest thereon as provided by law (accrued interest as of April 25, 2006 was estimated at approximately $1.5 million).
The assessment relates primarily to the Company's disposition of the business of its former subsidiary, C.R. Gibson for which the Company received a federal income tax refund of $18.7 million in April 2003 and reduced subsequent income tax payments by approximately $3.5 million related to tax losses recognized on the disposal of C.R. Gibson. The assessment, which previously had been reported as a non-current tax liability, has now been reclassified as a current tax liability. The agreement is subject to review by the Congressional Joint Committee on Taxation. If the agreement is finally approved, the amount reported by the Company in excess of the agreed assessment, which continues to be reported as a non-current tax liability, will be recorded as income from discontinued operations. No assurance can be given that the agreement will be finally approved.

NOTE Q - QUARTERLY RESULTS (UNAUDITED)

     Summarized results from continuing operations for each quarter in the fiscal years ended March 31, 2006 and 2005 are as follows (dollars in thousands, except basic per share data):

                                                 Quarters
                                                 --------
                                  1st          2nd        3rd         4th
                               ---------   ---------   ---------   ---------
2006
----
Net revenues                    $45,559     $67,697     $70,654     $69,147
Operating income                  1,039      10,979      10,911      10,167
Net income                          696       6,913       6,886       6,482
Net income per share, diluted      0.05        0.45        0.45        0.42

2005
----
Net revenues                    $49,008     $61,902     $63,355     $63,552
Operating income                  3,196      10,602       8,905       9,005
Net income                        1,871       6,424       5,468       6,054
Net income per share, diluted      0.12        0.43        0.36        0.40


NOTE R - COMMITMENTS AND CONTINGENCIES

     The Company has commitments to provide advances to certain authors in connection with products being published by the Company. These commitments totaled approximately $16.9 million at March 31, 2006. The timing of payments will be dependent upon the performance by the authors of conditions provided in the applicable contracts. It is anticipated that a substantial portion of the commitments will be completed within the next four years. The Company also has certain inventory purchase commitments with vendors totaling approximately $19.0 million over the next four years.

     The Company is subject to various other legal proceedings, claims and liabilities that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

     Thomas Nelson, Inc. and each of its directors have been named as defendants in "City of Pontiac General Employees' Retirement System vs. Thomas Nelson, Inc., et. Al.," a Tennessee state court action filed in the Chancery Court for Davidson County, Tennessee on February 24, 2006. The suit was brought in connection with the Company's recently announced Merger Agreement and certain agreements related thereto with the Company's Chairman, Sam Z. Moore. The plaintiff(s) in the action allege that the defendants breached their fiduciary duties by, among other things, pursuing a transaction without regard to the fairness of the transaction to all of the Company's shareholders and without properly valuing the company and allowing a competitive bidding process to take place. The plaintiff(s) also allege that the defendants breached their fiduciary duties by taking steps to discourage other acquisition proposals, including by agreeing to an excessive termination fee in the Merger Agreement. The lawsuit seeks among other things, certification as a class action, a determination that fiduciary duties were breached, injunctive relief against the proposed transaction and recovery of costs of the plaintiff(s), including attorneys' fees. The Company believes the suit is without merit and intends to defend against it vigorously.

NOTE S - FINANCIAL INSTRUMENTS

     The following disclosure of estimated fair value of financial instruments as of March 31, 2005 is made in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information as of March 31, 2006 and 2005, respectively. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market transaction (in thousands):

                                          2006                    2005
                                  ---------------------   ---------------------
                                  Carrying   Estimated   Carrying    Estimated
                                   Amount    Fair Value   Amount     Fair Value
                                  --------   ----------  --------    ----------
CASH AND CASH EQUIVALENTS          $25,791     $25,791    $23,999     $23,999

LONG-TERM DEBT:
    Senior notes                   $  -        $  -       $ 2,308     $ 2,329


     Outstanding letters of credit totaled $0.4 million and $1.3 million as of March 31, 2006 and 2005, respectively. The letters of credit guarantee performance to third parties of various trade activities and Workers' Compensation claims. Fair value estimated on the basis of fees paid to obtain the obligations was not material at March 31, 2006 and 2005.

     Financial instruments that potentially subject the Company to credit risk consist primarily of trade receivables. Credit risk on trade receivables is minimized as a result of the diverse nature of the Company's customer base.


NOTE T - OPERATING SEGMENTS

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes items related to discontinued operations (in thousands).

                               Publishing    Conferences    Other     Total
                               ----------    -----------   -------  ---------
2006
----
Net revenues                    $216,731      $36,326       $  -     $253,057
Operating income                  28,982        4,114          -       33,096
Assets, excluding goodwill       191,343        5,665          -      197,008
Goodwill                          14,169       15,135          -       29,304
Total assets                     206,168       20,144          -      226,312
Capital expenditures               8,298          195          -        8,493
Depreciation and amortization      2,840          224          -        3,064

2005
----
Net revenues                    $204,398      $33,419      $   -     $237,817
Operating income                  28,421        3,287          -       31,708
Assets, excluding goodwill       166,503        5,587       2,000     174,090
Goodwill                          14,169       15,135          -       29,304
Total assets                     180,672       20,722       2,000     203,394
Capital expenditures               3,657          496          -        4,153
Depreciation and amortization      2,364          223          -        2,587

2004
----
Net revenues                    $193,161      $29,458      $   -     $222,619
Operating income                  24,823        2,317          -       27,140
Assets, excluding goodwill       143,057        4,905       2,000     149,962
Goodwill                          14,169       15,135          -       29,304
Total assets                     157,226       20,040       2,000     179,266
Capital expenditures               3,569           97          -        3,666
Depreciation and amortization      2,028          259          -        2,287


     Net revenues from conferences include event ticket sales of $25.0 million, $24.1 million and $21.9 million for fiscal years 2006, 2005 and 2004, respectively.

     No single customer accounted for as much as 10% of consolidated revenues in fiscal 2006, 2005 or 2004. Foreign revenues accounted for less than 10% of consolidated revenues in fiscal 2006, 2005 and 2004.


NOTE U - SUBSEQUENT EVENTS

     On June 8, 2006, the Company held a Special Meeting of the Shareholders. At that meeting, the shareholders approved the Merger Agreement by more than 66 2/3rds vote. The Merger Agreement, dated February 20, 2006, is by and among the Company, Faith Media Holdings, LLC ("Faith Media") and Faith Media's wholly-owned subsidiary, FM Mergerco, Inc. ("Mergerco"). Upon consummation of the Merger, Mergerco will be merged into the Company, with the Company as the surviving corporation. As a result of the Merger, the Company will become a wholly-owned subsidiary of Faith Media. Faith Media was formed by InterMedia Partners, L.P. to acquire the Company in the Merger. The Merger Agreement provides for the Company to become privately owned and for the shareholders to receive $29.85 in cash ("Per Share Merger Consideration"), without interest, for each share of our common stock and our Class B common stock outstanding.
In addition, at the time of the consummation of the Merger, all outstanding and unexercised options to acquire shares of the Company's common stock and Class B common stock will be immediately vested and cancelled, and the holders of such options will receive, in lieu thereof, cash consideration for each option share equal to the difference between $29.85 and the exercise price for such share, without interest.

     It is anticipated that, on June 12, 2006, Mergerco will close the Merger Agreement by funding the purchase price ($473.4 million) and estimated transaction expenses ($19.1 million) with a common equity contribution of $190.5 million, proceeds of a $205 million senior secured credit agreement, proceeds of $72 million in senior subordinated notes and $25 million in cash held by the Company.


                              SCHEDULE II
            VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
            ------------------------------------------------

                                         March 31,      March 31,     March 31,
                                            2006          2005          2004
                                       -----------    -----------   -----------
Allowance for Sales Returns:
   Balance at beginning of period      $ 7,437,000    $6,792,000    $6,046,000
   Additions:
     1.  Charged to costs and expenses  43,472,000    41,053,000    40,058,000
   Deductions:
     1.  Charge-offs                    42,194,000    40,408,000    39,312,000
                                       -----------   ------------  ------------
   Balance at end of period            $ 8,715,000   $ 7,437,000   $ 6,792,000
                                       ===========   ============  ============

Allowance for Doubtful Accounts:
   Balance at beginning of period      $ 1,102,000   $ 1,159,000   $ 1,265,000
   Additions:
     1.  Charged to costs and expenses     387,000       600,000     1,262,000
   Deductions:
     1.  Charge-offs                       504,000       657,000     1,368,000
                                       -----------   ------------  ------------
   Balance at end of period            $   985,000   $ 1,102,000   $ 1,159,000
                                       ===========   ============  ============

Discontinued Operations:
   Balance at beginning of period      $    44,000   $   158,000   $   128,000
   Additions:
   1.  Charged to costs and expenses       260,000           -         208,000
   Deductions:
   1.  Charge-offs                         245,000       114,000       178,000
                                       -----------   ------------  ------------
   Balance at end of period            $    59,000   $    44,000   $   158,000
                                       ===========   ============  ============

<PAGE

          Report of Independent Registered Public Accounting
          Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders
Thomas Nelson, Inc:

We have audited management's assessment, included in the accompanying Management's Assessment on Internal Control over Financial Reporting, that Thomas Nelson, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Thomas Nelson, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Thomas Nelson, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Thomas Nelson, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).
                                  39

<PAGE

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thomas Nelson, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2006, and our report dated June 12, 2006, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

/s/ KPMG LLP

Nashville, Tennessee
June 12, 2006


                     Report of Independent Registered
                          Public Accounting Firm


The Board of Directors and Shareholders
Thomas Nelson, Inc:

We have audited the accompanying consolidated balance sheets of Thomas Nelson, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas Nelson, Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Thomas Nelson, Inc.'s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2006, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Nashville, Tennessee
June 12, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

	None.


Item 9A.  Controls and Procedures
---------------------------------

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and Executive Vice President and Secretary (principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Executive Vice President and Secretary, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Executive Vice President and Secretary concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company's internal controls over financial reporting during the Corporation's fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's evaluation under the criteria in Internal Control-Integrated Framework, we concluded that our internal control over financial reporting was effective as of March 31, 2006.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.  Other Information
---------------------------

     None.

                               PART III

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------

     (a)  DIRECTORS

     Information regarding the directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is shown in the table below. Except as indicated below, each director and nominee has been an employee of the firm(s) listed below as his principal occupation for more than the past five years.

                                                                        Director
Name                      Principal Occupation                    Age     Since
----                      --------------------                   ----   --------
Ronald W. Blue            President of Christian Financial       64       2003
(A, E & N)                  Professionals Network, a private
                            investment firm.  Former Chairman
                            emeritus of Ronald Blue & Co., LLC
                            from January 2002 to July 2003;
                            Founder and CEO of Ronald Blue & Co.,
                            LLC from 1979 to January 2002;
                            Board of Directors of Campus Crusade
                            for Christ, Crown Financial
                            Ministries, and The National
                            Christian Foundation from 1999
                            to current.

Brownlee O. Currey, Jr.   President, Currey Investments,         77       1984
(A, C & N)                  a private investment firm.
                            Previously served as Chairman of
                            the Board of The Nashville Banner
                            Publishing Co. from January 1980
                            to May 1998.

W.  Lipscomb Davis, Jr.   Partner of Hillsboro Enterprises,      74       1984
(A, C & E)                  a private investment firm.

Michael S. Hyatt          President and Chief Executive Officer  50       2004
(E)                         of the Company.

Sam Moore                 Chairman of the Board of the           76       1961
(E)                         Company.  Sam Moore is the father
                            of S. Joseph Moore.

S.  Joseph Moore          President of C.R. Gibson, Inc.,        43       1995
                            a company which designs
                            and sells gift products,
                            from November 2001 to present;
                            from 1995 to October 2001, served
                            as Executive Vice President of the
                            Company; S. Joseph Moore is the son
                            of Sam Moore.

Millard V. Oakley         Businessman managing private           76       1972
(C, E & N)                  investments.

---------------------
Member of Executive (E), Compensation (C), Nominating and Corporate Governance (N), Audit (A) Committee


Board and Committee Meetings
----------------------------

     The Board of Directors has four standing committees--the Executive Committee, the Compensation Committee, the Audit Committee, and the Nominating and Corporate Governance Committee, the members of which are indicated in the previous table.

     Executive Committee

     The Executive Committee has such powers and authority as may be legally delegated to the Executive Committee by the Board of Directors from time to time.

     Compensation Committee

     Among other responsibilities, the Compensation Committee reviews and approves management compensation and administers the Company's retirement and incentive plans. The Board of Directors has determined that each current member of the Compensation Committee is independent within the meaning of the New York Stock Exchange (the "NYSE") corporate governance standards and the Securities and Exchange Commission's director independence standards for compensation committee members. The charter of the Compensation Committee, which is available on the investor relations section of our website.

      Nominating and Corporate Governance Committee

     The purpose of the Nominating and Corporate Governance Committee is to, among other responsibilities, identify, evaluate and recommend to the Board of Directors nominees for election to the Board of Directors, develop and recommend to the Board corporate governance principles and guidelines and oversee and advise the Board with respect to corporate governance matters. Additional information regarding the responsibilities of the Nominating and Corporate Governance Committee and its activities in fiscal 2005 is provided in the "Corporate Governance and Related Matters" section in this Form 10-K. The charter of the Nominating and Corporate Governance Committee is available on the investor relations section of our website. The Board of Directors has determined that each current member of the Nominating and Corporate Governance Committee is independent within the meaning of the NYSE corporate governance standards and the Commission's director independence standards for nominating committee members.

     Audit Committee

     The Audit Committee oversees the accounting and financial reporting processes and controls of the Company and the audits of the financial statements of the Company. Among other responsibilities, the Audit Committee (i) oversees the appointment, compensation, retention and oversight of the work performed by any independent public accountants engaged by the Company, (ii) recommends, establishes and monitors procedures designed to improve the quality and reliability of the disclosure of the Company's financial condition and results of operations and (iii) establishes procedures designed to facilitate (a) the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters and (b) the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. The charter of the Audit Committee is available on the investor relations section of our website. The Board of Directors has determined that each current member of the Audit Committee is independent within the meaning of the NYSE listing standards and the Commission's director independence standards for audit committee members, has the accounting and financial related management expertise required by the NYSE listing standards, and that Mr. Blue qualifies as an "audit committee financial expert" under the rules of the Commission.

     Meeting Attendance

     During the last fiscal year, the Board of Directors held seven meetings, the Compensation Committee held three meetings, the Nominating and Corporate Governance Committee held two meetings, the Audit Committee held seven meetings, and the Executive Committee held no meetings. Each of the incumbent directors attended at least 75% of the aggregate of all Board of Director meetings and meetings of committees on which he served during the last fiscal year.

     Directors Compensation

     Directors not otherwise employed by the Company receive $1,500 per month plus $1,500 for attending, in person, each meeting of the Board of Directors or any committee, when such committee meetings are separately called and held. Directors attending such meetings by means of a telephone conference call receive $750 for each meeting. In addition, the Chairman of the Audit Committee receives $500 per month; the Chairman of the Compensation Committee receives $400 per month; the Chairman of the Executive Committee receives $400 per month; and the Chairman of the Nominating and Corporate Governance Committee receives $400 per month. Board members who are employed as officers by the Company receive no extra compensation for their services as directors or committee members. All directors are reimbursed by the Company for expenses incurred by them in connection with their service on the Board of Directors and committees.

     In fiscal 1998, the Company adopted the 1997 Deferred Compensation Plan for Non-Employee Directors (the "Non-Employee Directors Plan"). Pursuant to the Non-Employee Directors Plan, beginning in September 1997 directors who are not employed as officers of the Company may file with the Company an irrevocable election to defer payment of not less than fifty percent (50%) of the retainer fees to be earned during each fiscal year. Deferred amounts are invested in an account reflected in Company stock equivalent units, the number of which is computed by dividing the amount of the deferred retainer fees by the fair market value of the Company's shares on the date of deferral. Directors may elect the form and timing of payments of deferred amounts (and any earnings reflecting dividends thereon) to be paid in cash from the Company in a lump sum or installment payments after such director's sixty-fifth or seventieth birthday, based on the number of stock equivalent units in such director's account and the fair market value of the Company's shares on the first business day of the year in which payments are made. In addition, pursuant to the 2003 Stock Incentive Plan, each outside director receives a non-qualified stock option to purchase 4,000 shares of Common Stock on the date of each annual meeting of shareholders with an exercise price equal to the fair market value of the Common Stock on such date. The shares subject to such options vest on the first anniversary of the date of grant and are exercisable for a period of ten years.

     (b)  EXECUTIVE OFFICERS

     Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Following is certain information regarding the executive officers of the Company:

          Name            Age        Position with the Company
--------------------  ----------  -------------------------------
     Sam Moore            76      Chairman of the Board and Director
     Michael S. Hyatt     50      President, Chief Executive Officer and
                                    Director
     Joe L. Powers        60      Executive Vice President, Chief Finacial
                                    Officer and Secretary
     Vance Lawson         47      Senior Vice President, Finance and
                                    Operations Group

     Except as indicated below, each executive officer has been an employee of the Company as his principal occupation for more than the past five years.

     Sam Moore has been Chairman of the Board and a Director of the Company since its founding in 1961. He was also President until January 2004 and Chief Executive Officer until August 2005.

      Michael S. Hyatt was appointed President and Chief Operating Officer of the Company in January 2004 and was then appointed to the position of Chief Executive Officer in August 2005. He has been with the Company since February 1998.

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

                  CORPORATE GOVERNANCE AND RELATED MATTERS

               Corporate Governance Principles and Guidelines

     The Company is committed to having sound corporate governance principles, and our Board of Directors has established a set of Corporate Governance Guidelines that meet the requirements of the corporate governance standards of the NYSE. These guidelines address such matters as director qualifications, director nominations, director responsibilities, director compensation, orientation and training and other matters and are published on an investor relations page of the Company's website at www.thomasnelson.com. The Board of Directors believes that such guidelines are appropriate for the Company in its effort to promote sound corporate governance practices.

     Each committee of the Board of Directors (other than the Executive Committee) operates under a charter that has been approved by the Board of Directors. A current copy of each committee charter is available on the investor relations section of the Company's website: www.thomasnelson.com.
A copy of these charters, and/or the Corporate Governance Guidelines and our Code of Conduct (as described below), may also be obtained, free of charge, from the Company upon a written request directed to: Thomas Nelson, Inc., 501 Nelson Place, P.O. Box 141000, Nashville, Tennessee 37214-1000,
Attention: Investor Relations. The Company believes that its Board committee charters meet the requirements of the NYSE listing standards as well as the Sarbanes-Oxley Act of 2002 and the Commission's related rules. Each committee (other than the Executive Committee) reviews the appropriateness of its charter and will perform a self-evaluation of the effectiveness of the committee at least annually.

Code of Business Conduct and Ethics

     The Company has a Code of Business Conduct and Ethics (the "Code of Conduct") that applies to all of the Company's directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The purpose of the Code of Conduct is to, among other things, provide our directors and employees written standards that are reasonably designed to deter wrongdoing and to promote honest and ethical conduct in the discharge of their duties; promote compliance with applicable laws, rules and regulations; promote prompt and good faith internal reporting of violations of the Code of Conduct; and provide accountability for adherence to the Code of Conduct. Each director and employee is required to read and certify in writing annually that he or she has read, understands and will comply with the Code of Conduct.

     A current copy of the Code of Conduct is available on the investor relations section of our website, and it is available in printed form free of charge to any shareholder who requests it. The Company intends to disclose amendments to or waivers from a provision of the Code of Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the investor relations section of its website, or by such other method prescribed by applicable law or regulation.

Director Independence

     The Board has determined that each member of the Board except for Sam Moore, S. Joseph Moore and Michael S. Hyatt is an "independent director" within the meaning of the listing standards of the NYSE and that each such director does not have any relationship that would preclude a finding of independence. Furthermore, the Board of Directors has determined that the composition of each of the committees of the Board of Directors complies with the requirements of the NYSE listing standards, the Commission and other applicable laws or regulations, as currently in effect.

Director Qualifications

     The Company's director nominees are recommended to the Board of Directors by a Nominating and Corporate Governance Committee (the "Nominating Committee") which is composed solely of independent directors. The Company's Board of Directors and its Nominating Committee have adopted a procedure for the evaluation of director candidates (the "Nominee Procedures") that contain certain minimum qualifications for candidates (including those candidates recommended by the Company's shareholders). The Nominating Committee will consult with the Board of Directors on an annual basis regarding the results of the annual performance evaluation of the Board and its Committees, and the qualifications of potential director candidates in accordance with the Nominating Committee's charter and the Company's related policies or guidelines regarding the nomination and evaluation of director candidates. The consideration of a candidate as a director will include the Nominating Committee's assessment of the individual's background, skills and abilities, and whether such characteristics are consistent with the Company's guidelines and fulfill the needs of the Board at that time. The Nominating Committee will be responsible for assessing shareholder proposals with respect to director nominations. The Company's Corporate Governance Guidelines may also contain additional membership criteria that apply to nominees for the Company's Board of Directors.

     The Nominee Procedures provide that candidates for nomination to the Board of Directors, including those recommended by shareholders in compliance with the Company's charter, bylaws and applicable law, are required to be submitted to the Nominating Committee's Chairman with as much biographical information as is available and a brief statement of the candidates' qualifications. The Nominating Committee will consider whatever factors it deems appropriate in its assessment of a candidate; however, at a minimum, a candidate must in the Committee's judgment: be able to represent the interests of the Company and all of its shareholders and not be disposed by affiliation or interest to favor any individual, group or class of shareholders or other constituency; meet the Company's minimum qualifications for directors and fulfill the needs of the Board of Directors at that time; and possess the background and demonstrated ability to contribute to the Board's performance of its collective responsibilities, through senior executive management experience, relevant professional or academic distinction, and/or a record of relevant civic and community leadership.

     In addition to these minimum qualifications, the Nominating Committee may also consider whether the candidate: is of the highest ethical character and shares the core values of the Company as reflected in the Company's Code of Conduct; has a reputation, both personal and professional, consistent with the image and reputation of the Company; is highly accomplished in the candidate's field; is an active or former chief executive officer of a public company or a similar business or is a leader of another complex organization; has relevant expertise and experience, and would be able to offer advice and guidance to the chief executive officer based on that expertise and experience; and has the ability to exercise sound business judgment.

Communications with Members of the Board

     The Company's Board of Directors has established procedures for the Company's shareholders to communicate with members of the Board of Directors. Shareholders may communicate with any of the Company's directors, including the chairman of any of the committees of the Board of Directors, by writing to such director(s) c/o Thomas Nelson, Inc., 501 Nelson Place, P.O. Box 141000, Nashville, Tennessee 37214-1000, Attention: Corporate Secretary. Appropriate communications will be forwarded to such director(s) by the Corporate Secretary.

Board Member Attendance at Annual Meetings

     The Company strongly encourages each member of the Board of Directors to attend the Annual Meetings of Shareholders. All of the Company's directors attended the 2005 Annual Meeting of Shareholders.

Executive Sessions of Independent Directors

     In accordance with the NYSE corporate governance standards, the Board of Directors has instituted a policy stating that executive sessions of the independent directors will be held following each regularly scheduled in-person meeting of the Board of Directors. Executive sessions do not include any employee directors of the Company. Mr. Oakley (the "Chairman") is currently responsible for chairing the executive sessions. Interested shareholders may communicate directly with the Chairman in the manner described above under "Communications with Members of the Board."

General Information

     For more information regarding the Company's corporate governance policies, you are invited to access the investor relations section of our website at www.thomasnelson.com.


Item 11.  Executive Compensation

     The following table provides information as to annual, long-term and other compensation during fiscal years 2006, 2005 and 2004 for the Company's Chief Executive Officer and the persons who, in fiscal 2006, were the other most highly compensated executive officers of the Company (the foregoing are collectively defined as the "Named Officers").

                           Summary Compensation Table
                           --------------------------
                                                              Long-Term
                                                             Compensation
                                                                Awards
                                                             ------------
                                   Annual Compensation        Securities   All
                               -----------------------------  Underlying  Other
                                                 Other Annual  Options/  Compen-
Name and                                  Bonus  Compensation    SARs     sation
Principal Position      Year  Salary ($)   ($)        ($)      (#) (1)   ($) (2)
------------------      ----  --------- -------- ------------  -------   -------
Sam Moore, Chairman     2006  $450,000  $142,736  $ 35,030(3)     -      $ 8,400
                        2005   450,000   289,300    36,712(3)     -  0    12,344
                        2004   450,000   521,900    26,339(3)  300,000    12,944
--------------------------------------------------------------------------------
Michael S. Hyatt        2006   389,000   160,565     3,258        -        5,769
  President and Chief   2005   300,000   161,000   277,475(4)   50,000     4,844
  Executive Officer     2004   242,000   248,000      -         50,000     4,098
--------------------------------------------------------------------------------
Joe L. Powers           2006   250,000    69,474      -           -       13,184
  Executive Vice        2005   230,000    95,900      -           -       14,721
  President, Secretary  2004   230,000   228,300      -         35,000    13,278
  and Treasurer
--------------------------------------------------------------------------------
Vance Lawson            2006   180,000    82,289      -           -       10,196
  Senior Vice           2005   175,000    60,000      -           -       12,462
  President             2004   175,000   144,000      -          5,000     9,906
--------------------------------------------------------------------------------
Jerry Park              2006   180,000     3,915   150,011(5)     -        3,365
  Executive Vice        2005   175,000   133,300      -           -       11,295
  President and Chief   2004   155,000    90,600      -          5,000    10,214
  Marketing Officer
--------------------------------------------------------------------------------
Tamara Heim,            2006   250,000      -        5,392(6)     -         -
  Executive Vice        2005    55,400      -         -           -         -
  President and
  Chief Publishing
  Officer
--------------------------------------------------------------------------------
Mark Schoenwald,        2006   257,000    36,625      -           -        9,919
  Executive Vice        2005   177,884      -         -         10,000      -
    President and
  Chief Sales Officer
--------------------------------------------------------------------------------


(1) Represents the number of stock options granted under the Company's 1992 Stock Incentive Plan and the 2003 Stock Incentive Plan.
(2) Represents amounts contributed to the Company's 401(k)/ESOP Plan by the Company and other Company benefit plans.
(3) For 2006, represents various perquisites, net of taxes, including reimbursements of travel expenses ($5,017), life insurance premiums paid ($14,933) and automobile expenses ($15,080). For 2005, represents reimbursements of travel expenses ($14,635), life insurance premiums paid ($6,997) and automobile expenses ($15,080). For 2004, represents reimbursements of travel expenses ($12,009) and automobile expenses ($14,330).
(4) Represents gains from exercise of non-qualified stock options of $277,475.
(5) Represents gains from exercise of non-qualified stock options of $150,011.
(6) Represents relocation allowance.

                     Option/SAR Grants in Last Fiscal Year
                     -------------------------------------

     No options were granted to any named officers during fiscal year 2006.


                        Fiscal Year-End Option Values
                        -----------------------------

     The following table provides information as to the aggregate number of shares of Common Stock and Class B Common Stock covered by both exercisable and unexercisable stock options granted to the Named Officers as of March 31, 2005, and the values for the "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock or Class B Common Stock.


                               Number of Securities
                                    Underlying           Value of Unexercised
              Shares            Unexercised Options       In-The-Money Options
             Acquired         at Fiscal Year-End (#)  at Fiscal Year-End ($)(1)
                on     Value   ----------------------- -------------------------
             Exercise Realized             Unexercis-               Unexercis-
Name           (#)      ($)    Exercisable    able     Exercisable     able
----         -------- -------- ----------- ----------- ----------- ------------
Sam Moore      45,366  507,417   504,632     100,002    $9,420,871   $1,692,034
Michael Hyatt    -        -       88,333      66,667     1,433,420      758,830
Joe L. Powers    -        -      128,333      11,667     2,543,494      200,431
Vance Lawson     -        -       59,433       1,667     1,112,680       28,633
Jerry Park     16,000  180,383     1,667       1,667        28,645       28,633
Mark Schoenwald  -        -        3,333       6,667        31,500       63,000
Tamara Heim      -        -         -           -             -            -


(1) Certain outstanding options are exercisable for either Common Stock or Class B Common Stock and, where appropriate, the value of unexercised options reflects gains based on the closing price of either stock depending on which option to purchase stock was "in-the-money" at fiscal year end. On March 31, 2006, the closing prices of the Common Stock and Class B Common Stock on the New York Stock Exchange were $29.25 and $28.85, respectively.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Securitiy Ownership of Certain Beneficial Owners. The information below is based on a review of all statements on Schedules 13D and 13G filed with the SEC by persons other than our directors and executive officers, except as otherwise known by us. As of June 8, 2006, the shareholders indicated below have reported the following ownership of shares of our common stock or our Class B common stock, which represents the following percent of outstanding shares of our common stock or our Class B common stock as of that date.

                                                          Amount of
                              Amount of                    Class B
                             Common Stock    Percent     Common Stock   Percent
                             Beneficially      of        Beneficially     of
Name of Beneficial Owner     Owned # (1)      Class       Owned # (1)    Class
-----------------------    ---------------   -------    --------------  -------
Gabelli Asset Mgmt., Inc.
   (and Affiliates)(2)        1,691,080       12.0%           -            *
Paradigm Capital
   Management, Inc.(3)          866,300        6.2%           -            *
Investment Counselors of
   Maryland, LLC(4)             714,150        5.1%           -            *
Charles Z. Moore(5)              79,738         *           68,663        7.2%

-----------------------
*less than 1%


(1) Shares of Class B common stock are convertible into an equal number of shares of common stock at the option of the holder, and, wherever applicable, share information set forth above with respect to our common stock assumes the conversion of all Class B common stock by the holders thereof for an equivalent number of shares of common stock that may be so acquired by conversion.

(2) As reflected in a Schedule 13D filed with the SEC on November 22, 2004 by Gabelli Asset Management, Inc. The address of Gabelli Asset Management, Inc. is One Corporate Center, Rye, New York 10580-1434.

(3) As reflected in a Schedule 13G filed with the SEC on February 15, 2006 by Paradigm Capital Management, Inc. The address of Paradigm Capital Management, Inc. is 9 Elk Street, Albany, New York, 12207.

(4) As reflected in a Schedule 13G filed with the SEC on January 19, 2006 by Investment Counselors of Maryland. The address of Investment Counselors of Maryland, LLC is 803 Cathedral Street, Baltimore, Maryland 21201-5297.

(5) As reflected in a Schedule 13D filed with the SEC on March 6, 2006 by Charles Z. Moore. Mr. Moore's address is 5106 Pheasant Run Trail, Brentwood, Tennessee 37027. Charles Z. Moore is Sam Moore's brother.

 (b) Security Ownership of Management. The following table shows the ownership of our capital stock as of June 8, 2006 by (i) each of our directors,
(ii) each of our executive officers, (iii) our three additional named officers that are not executive officers, and (iv) all of our directors, executive officers and additional named officer as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

                                                          Amount of
                              Amount of                    Class B
                             Common Stock    Percent     Common Stock   Percent
                             Beneficially      of        Beneficially     of
Name of Beneficial Owner     Owned # (1)      Class       Owned # (1)    Class
-----------------------    ---------------   -------    --------------  -------

Sam Moore***** (3)             2,201,973      14.2%        1,113,442     77.9%
S. Joseph Moore** (4)            303,097       2.0%           91,987      9.7%
Ronald W. Blue** (5)              12,000        *               -          -
Brownlee O. Currey, Jr.** (6)    208,754       1.4%            4,035       *
W. Lipscomb Davis, Jr.** (6)      33,312        *               -          -
Michael S. Hyatt***** (7)        157,356       1.0%             -          -
Millard V. Oakley** (8)          238,605       1.6%           19,542      2.1%
Vance Lawson**** (9)              68,435        *               -          -
Jerry Park*** (10)                11,963        *               -          -
Joe L. Powers**** (11)           174,179       1.2%             -          -
Mark Schoenwald***(12)            10,000        *               -          -
Tamara Heim***                      -           -               -          -
All directors, executive
  officers and additional
  named offers as a group
 (12 persons) (13)             3,419,674      21.3%        1,229,006     86.0%
-------------------------
    * less than 1%
   ** director
  *** named officer
 **** executive officer and named officer
***** director, executive officer, and named officer


(1) Pursuant to the rules of the SEC, the shares subject to options held by directors and executive officers of the Company which are exercisable within 60 days of June 8, 2006, the record date for the special meeting, are all deemed outstanding for the purpose of computing such director's or executive officer's percentage ownership and the percentage ownership of all directors and executive officers as a group. Thomas Nelson's 1992 and 2003 Stock Incentive Plans have a change in control provision which requires immediate vesting of outstanding options in the event of a change in control. Due to the voting results of the Special Shareholders' Meeting held June 8, 2006, all outstanding options have been included in the directors' and executive officers' beneficial ownership totals. The share information further assumes that when such individuals can elect to receive either common stock or Class B common stock upon exercise of options, an election is made to receive Class B common stock.

(2) Shares of our Class B common stock are convertible into an equal number of shares of our common stock at the option of the holder, and, wherever applicable, share information set forth above with respect to the common stock assumes the conversion of all Class B common stock, including options convertible into either common stock or Class B common stock at the holder's option, by the holders thereof for an equivalent number of shares of common stock that may be so acquired by conversion during the 60-day period commencing on the record date.

(3) Includes shares issuable upon exercise of outstanding options to purchase 123,316 shares of common stock and 481,318 shares of Class B common stock under Thomas Nelson's 1992 and 2003 stock incentive plans, 301,945 shares of common stock held by two trusts of which Mr. Moore is trustee, and 250,000 shares held by the Moore International Foundation. Sam Moore's spouse owns 31,418 shares of common stock and 3,435 shares of Class B common stock. Sam Moore's address is 501 Nelson Place, P.O. Box 141000, Nashville, Tennessee 37214.

(4) Includes 14,000 shares of common stock issuable upon exercise of outstanding options under Thomas Nelson's 1992 and 2003 stock incentive plans, 22,750 shares of common stock and 36,785 shares of Class B common stock held by a trust of which S. Joseph Moore is a trustee and the sole beneficiary, 23,625 shares of common stock and 1,000 shares of Class B common stock owned by
S. Joseph Moore as custodian for certain of S. Joseph Moore's children.
S. Joseph Moore's spouse owns 2,380 shares of common stock. Excluded from the table are 44,167 Class B common stock held in trust, of which S. Joseph Moore has a 50% discretionary income interest for life; however, he has disclaimed beneficial ownership interest of these shares. S. Joseph Moore's address is 404 BNA Drive, Building 200, Suite 600, Nashville, Tennessee 37217.

(5) Includes 12,000 shares of common stock issuable upon exercise of outstanding options under Thomas Nelson's 1992 and 2003 stock incentive plans.

(6) Includes 26,000 shares of common stock issuable upon exercise of outstanding options under Thomas Nelson's 1992 and 2003 stock incentive plans.

(7) Includes shares issuable upon exercise of outstanding options to purchase 155,000 shares of common stock under Thomas Nelson's 1992 and 2003 stock incentive plans and 2,356 shares held by the Thomas Nelson ESOP over which Mr. Hyatt has voting power.

(8) Includes 26,000 shares of common stock issuable upon exercise of outstanding options under Thomas Nelson's 1992 and 2003 stock incentive plans.

(9) Includes shares issuable upon exercise of outstanding options to purchase 56,100 shares of common stock under Thomas Nelson's 1992 stock incentive plan and 5,935 shares held by the Thomas Nelson ESOP over which Mr. Lawson has voting power.

(10) Includes 3,334 shares of common stock issuable upon exercise of outstanding options under Thomas Nelson's 1992 stock incentive plan and 4,129 shares held by the Thomas Nelson ESOP over which Mr. Park has voting power.

(11) Includes shares issuable upon exercise of outstanding options to purchase 140,000 shares of common stock under Thomas Nelson's 1992 stock incentive plan.

(12) Includes shares issuable upon exercise of outstanding options to purchase 10,000 shares of common stock under Thomas Nelson's 2003 stock incentive plan.

(13) Includes an aggregate of 12,420 shares of common stock held by the Thomas Nelson ESOP, and shares issuable upon exercise of options to purchase 511,750 shares of common stock and 486,318 shares of Class B common stock.

       The Company does not maintain any equity compensation plans under which stock may be issued except those approved by the Company's shareholders. The table set forth below provides certain information as of March 31, 2006 with respect to the Company's equity compensation plans:

                      EQUITY  COMPENSATION PLAN INFORMATION
                         A                    B                    C
                -------------------- ------------------- --------------------
                Number of securities
                 to be issued upon                        Number of securities
                    exercise of      Weighted-average     available for future
                outstanding options,  exercise price     issurance under equity
                warrants and rights   of outstanding       compensation plans
                -------------------- options, warrants   (excluding securities
 Plan Category   Common     Class B    and rights        reflected in Column A)
 -------------  ---------  --------- ------------------- ---------------------
Equity
compensation                                                        Common or
plans approved 1,125,500(1) 300,000       $12.11          519,000    Class B
by security                                                          Common
holders
-------------------------------------------------------------------------------


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     In connection with the Merger, Sam Z. Moore, the Chairman of the Board of Directors of the Company, S. Joseph Moore, a member of the Company's Board of Directors and Sam Z. Moore's son and certain of their affiliates entered into a Voting Agreement with the Company, FM Holdings and Mergerco, dated
February 20, 2006, pursuant to which such shareholders agreed to vote their shares of the company's capital stock in favor of the Merger and agreed to take (or refrain from taking) certain actions in connection therewith. The shares subject to the Voting Agreement represent, in the aggregate, approximately one-third of the voting power of the Company's shares (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, filed on February 22, 2006 and incorporated herein by reference).

     In addition, the Company and Sam Z. Moore have also entered into an Amendment to Employment Agreement, dated February 20, 2006, pursuant to which the parties have amended Mr. Moore's existing employement agreement to provide that (i) upon Mr. Moore's termination of employement in connection with a change-in-control of the Company, he will be entitled to receive only a lump-sum severance payment equal to 2.99 times the sum of his W-2 compensation for calendar year 2005, and (ii) upon such termination, he will enter into a one (1) year consulting agreement with the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 22, 2006 and incorporated herein by reference).


Item 14.  Principal Accountant Fees and Services
------------------------------------------------

Fees Billed to the Company by KPMG LLP During Fiscal 2006 and 2005

     Audit Fees. Audit fees include fees paid by the Company to KPMG LLP in connection with the annual audit of the Company's consolidated financial statements and KPMG LLP's review of the Company's interim financial statements, as well as fees related to the audit on internal control over financial reporting, which was required by the Sarbanes-Oxley Act of 2002. Audit fees also include fees for services performed by KPMG LLP that are closely related to the audit and, in many cases, could only be provided by the Company's independent registered accounting firm. Such services include comfort letters and consents related to registration statements filed with the Securities and Exchange Commission and other capital-raising activities. The aggregate fees billed to the Company by KPMG LLP for audit services rendered to the Company and its subsidiaries for fiscal 2006 and 2005 were $300,000 and $302,500, respectively.

     Audit-Related Fees. Audit-related services include due diligence and audit services related to mergers and acquisitions, accounting consultations, internal control review, employee benefit plan audits and certain attest services. The aggregate fees billed to the Company by KPMG LLP for audit-related services rendered to the Company and its subsidiaries for fiscal 2006 and 2005 were $13,000 and $3,000, respectively.

     Tax Fees. Tax fees include corporate tax compliance and counsel and advisory services. The aggregate fees billed to the Company by KPMG LLP for the tax related services rendered to the Company and its subsidiaries for fiscal 2006 and 2005 were $0 and $10,000, respectively.

     All Other Fees. For fiscal 2006 and 2005, KPMG LLP did not bill any fees to the Company for any other services, other than those set forth above.

     The Audit Committee of the Board of Directors has considered and determined that the provision of the foregoing non-audit services by KPMG LLP was compatible with maintaining KPMG LLP's independence in the conduct of its audit.

     The Audit Committee has also adopted a formal policy concerning approval of audit and non-audit services to be provided by the Company's independent registered public accounting firm. The policy requires that all services that the Company's independent auditor may provide to the Company, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee. The Audit Committee approved all audit and non-audit services provided by KPMG LLP during fiscal 2006 and 2005 prior to KPMG LLP performing such services.

                               PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

     Documents filed as part of Report

     (a)  Financial Statements and Financial Statement Schedules

          The financial statements and financial statemetn schedules are filed as part of this report and are listed in the Table of Contents to the Consolidated Financial Statements in Part II, Item 8.

     (b)  Exhibits

     The following exhibits are included herein or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit
Number
-------

 3.1  -- Thomas Nelson, Inc. Amended and Restated Charter (filed as
         Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-80086) and incorporated herein by reference)

 3.2 -- Thomas Nelson, Inc. Amended Bylaws (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999 and incorporated herein by reference)

 4.1 -- Revolving Credit Agreement dated as of June 28, 2002, among the Company, several banks and other financial institutions from time to time party hereto, and SunTrust Bank, Nashville, in its capacity as Administrative Agent (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)

 4.2 -- First Amendment to Revolving Credit Agreement dated August 27, 2004, among Thomas Nelson, Inc., the Lenders from time totime party thereto and SunTrust Bank, as Administrative Agent (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference)

Exhibit
Number
-------

10.1 -- Thomas Nelson, Inc. Amended and Restated 1990 Deferred Compensation Option Plan for Outside Directors (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 33-80086) dated June 13, 1994 and incorporated herein by reference)*

10.2 -- Thomas Nelson, Inc. Amended and Restated 1992 Employee Stock Incentive Plan (filed as Exhibit 4.6 to the Company's Proxy Statement dated July 26, 1995, for the Annual Meeting of Shareholders held on August 24, 1995 and incorporated herein by reference)*

10.3 -- Employment Agreement dated as of May 13, 1996, between the Company and Sam Moore (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference)*

10.4 -- Addendum to Employment Agreement dated as of May 13, 1996, between the Company and Sam Moore (executed on June 22, 2000) (filed as
         Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 and incorporated herein by reference)*


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

 10.12 -- Employment Agreement dated as of July 7, 2000 between the Company and Mike Hyatt (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)*

Exhibit
Number
-------

10.13 -- Amendment to Thomas Nelson, Inc. Amended and Restated 1992 Employee Stock Incentive Plan (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003 and incorporated herein by referece)*

10.14 -- Thomas Nelson, Inc. 2003 Stock Incentive Plan, as adopted on
         August 21, 2003 (filed as Appendix B to the Company's Proxy Statement dated July 11, 2003, for the Annual Meeting of Shreholders held on August 21, 2003 and incorporated herein by reference)*

10.15 -- Employment Agreement dated May 25, 2004 between the Company and Michael S. Hyatt (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended March 31, 2004 and incorporated herein by reference)*

10.16 -- Employment Agreement dated March 25, 1998 between the Company and Jerry Park (filed as Exhibit 10.17 to the Company's Annual
         Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference)*

10.17 -- Employment Agreement dated July 12, 2004, between the Company and Mark Donald Schoenwald*

10.18 -- Employment Agreement dated October 26, 2004, between the Company and Tamara L. Heim*

10.19 -- Merger Agreement, dated February 20, 2006, by and among the Company, Faith Media Holdings, LLC and Faith Media's wholly-owned subsidiary, FM Mergerco, Inc., dated February 20, 2006, between (filed as
         Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 22, 2006 and incorporated herein by reference)

10.20 -- Voting Agreement, dated February 20, 2006, between Sam Z. Moore,
         S. Joseph Moore and certain of their affiliates, and the Company, FM Holdings, and Mergerco, (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated February 22, 2006 and incorporated herein by reference)

10.21 -- Amendment to Employment Agreement, dated February 20, 2006, between the Company and Sam Z. Moore, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 22, 2006 and incorporated herein by reference)*

10.22 -- Discretionary Bonus Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 27, 2006 and incorporated herein by reference)*

21    -- Subsidiaries of the Company

23    -- Reports on Schedule and Consents of Independent Registered Public
         Accounting Firm

31.1 -- Certification of Michael S. Hyatt, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -- Certification of Joe L. Powers, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  -- Certification of Michael S. Hyatt, pursuant to 18 U.S.C. Section 1350
         - the Sarbanes-Oxley Act of 2002.

32.2  -- Certification of Joe L. Powers, pursuant to 18 U.S.C. Section 1350
         - the Sarbanes-Oxley Act of 2002.

-----------------------
*Management contract or compensatory plan or arrangement.

Information contained in this Annual Report on Form 10-K includes statements that are forward-looking as defined in Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations (see Part II, Item 7).

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THOMAS NELSON, INC.

                                     By:  /s/ Michael S. Hyatt
                                          -----------------------
                                              Michael S. Hyatt
                                              Presidnet and
                                              Chief Executive Officer

Date:  June 12, 2006


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                 Title                           Date
   ---------------------    ---------------------            -----------------


  /s/ Sam Moore                 Chairman of the Board of        June 12, 2006
----------------------------    Directors
      Sam Moore


  /s/ Michael S. Hyatt          President and Chief Executive   June 12, 2006
----------------------------    Officer
      Michael S. Hyatt


  /s/ Joe L. Powers             Executive Vice President,       June 12, 2006
----------------------------    Secretary, and Chief Financial
      Joe L. Powers             Officer


  /s/ Ronald W. Blue            Director                        June 12, 2006
-----------------------------
      Ronald W. Blue


  /s/ Brownlee O. Currey, Jr.   Director                        June 12, 2006
-----------------------------
      Brownlee O. Currey, Jr.


  /s/ W. Lipscomb Davis, Jr.    Director                        June 12, 2006
-----------------------------
      W. Lipscomb Davis, Jr.


  /s/ S. Joseph Moore           Director                        June 12, 2006
-----------------------------
      S. Joseph Moore


  /s/ Millard V. Oakley         Director                        June 12, 2006
-----------------------------
      Millard V. Oakley

                           INDEX TO EXHIBITS



Exhibit                                                                   Page
Number                        Description                                Number
-------                       -----------                                ------


10.17 -- Employment Agreement dated June 27, 2004, between the Company and Mark Donald Schoenwald ...................................... 58

10.18 -- Employment Agreement dated October 26, 2004, between the Company and Tamara L. Heim .............................................. 62

21    -- Subsidiaries of the Company ..................................... 66

23    -- Report and Consent of Independent Registered Public
         Accounting Firm ................................................. 67

31.1  -- Certification of Michael S. Hyatt, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ............................... 68

31.2  -- Certification of Joe L. Powers, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ............................... 69

32.1  -- Certification of Michael S. Hyatt, pursuant to
         18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002 ......... 70

32.2  -- Certification of Joe L. Powers, pursuant to 18 U.S.C.
         Section 1350 - the Sarbanes-Oxley Act of 2002 ................... 71